Form 10-Q
period 2008-09-30
Inscrutor Inc
filed 2008-11-13
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                             (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                        to

Commission file number l-9224

Inscrutor, Inc.
(Name of Small Business Issuer in Its Charter)

DELAWARE	32-0251358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY 10022
(Address of Principal Executive Offices) (Zip Code)

212-231-8526
(Issuer's Telephone Number, including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2008: 11,350,030 shares of common stock.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Condensed Balance Sheet at September 30, 2008	1

	Unaudited Condensed Statement of Operations for the three months ended September 30, 2008 and for the Period from April 18, 2008 (Inception) through September 30, 2008	2

	Unaudited Condensed Statement of Changes in Stockholders' (Deficit) Equity for the period from April 18, 2008 (Inception) through September 30, 2008	3

	Unaudited Condensed Statement of Cash Flows for the Period from April 18, 2008 (Inception) through September 30, 2008	4

	Notes to the Condensed Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited Condensed Balance Sheet
September 30, 2008

As of September 30, 2008
(Unaudited)
ASSETS
Current Assets:
Cash	$17,154
Accounts receivable	3,000
Prepaid expenses	965
Total Current Assets	21,119

TOTAL ASSETS	$21,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts and accrued expenses payable	$6,767
Accrued expenses payable - related party	5,000
Loan payable - related party	1,064
Loan payable Toft Aps. - related party	45,000
Total Current Liabilities	57,831

TOTAL LIABILITIES	57,831

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 to be issued	100
Preferred stock - $.001 par value; 9,900,000 shares authorized;
none issued and outstanding	-
Common stock - $.001 par value; 100,000,000 shares authorized;
11,350,030 shares to be issued	11,350
Additional paid-in capital	72,355
Accumulated deficit during the development stage	(120,517)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(36,712)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,119

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited Condensed Statement of Operations

	Three months ended September 30, 2008	April 18, 2008 (Inception) - September 30, 2008
	(Unaudited)	(Unaudited)

REVENUE - Related Party	$9,000	$12,000

COST OF GOODS SOLD	3,450	4,600

GROSS PROFIT	5,550	7,400

Selling, general & administrative expenses:
Consulting fees and services - related party	53,000	55,000
Professional fees	56,321	56,321
Other general & administrative expenses	3,596	5,291
Total operating expenses	112,917	116,612

LOSS FROM OPERATIONS	(107,367)	(109,212)

NET LOSS	$(107,367)	$(109,212)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)	$(0.01)

Weighted-average number of shares of common stock to be issued	11,349,052	11,329,575

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited Condensed Statement of Changes in Stockholders' Deficit
For the Period from April 18, 2008 (Inception) through September 30, 2008

	Common	Series A	Common	Series A		Accumulated Deficit during
	Stock	Preferred Stock	Stock	Preferred Stock	Additional	the
	Shares to be	Shares to be			Paid-in	development
	issued	issued	Par Value	Par Value	Capital	stage	Total

Balance April 18, 2008 (Inception)	11,305,030	-	$11,305	$-	$-	$(11,305)	$-

Series A Preferred stock to be issued for consulting services - related party	-	100,000	-	100	49,900		50,000
Common stock to be issued for professional fees	45,000		45	-	22,455		22,500
Net loss for the period ended September 30, 2008			-	-	-	(109,212)	(109,212)

Balance September 30, 2008	11,350,030	100,000	$11,350	$100	$72,355	$(120,517)	$(36,712)

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited Condensed Statement of Cash Flows
For the Period from April 18, 2008 (Inception) through September 30, 2008

April 18, 2008 (Inception) - September 30, 2008
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,212)
Adjustments to reconcile net loss to cash used in operating activities:
Stock Issued for consulting fees and services - related party and professional fees	72,500
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,000)
Increase in prepaid expenses	(965)
Increase in accounts and accrued expenses payable	11,767
NET CASH USED IN OPERATING ACTIVITIES	(28,910)

CASH FLOWS FROM INVESTING ACTIVITIES	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans payable to related party	1,064
Proceeds of loans payable to Toft Aps. related party	45,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,064

NET INCREASE IN CASH	17,154
Cash, beginning of period	-
Cash, END OF PERIOD	$17,154

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-

Interest paid	$-

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Inscrutor, Inc.  (“Inscrutor” or the “Company”), a development stage company, was incorporated on April 18, 2008 under the laws of the State of Delaware. Inscrutor owns, manages, and intends to exploit a sophisticated data mining technology primarily useful for organizations, which are involved in the handling of masses of unstructured textual information. Such information often comprises that which is available via the Internet, but can also include databases, etc. that are owned internally by those organizations. The Company plans to derive revenue from its technology mainly through license agreements with information-intensive organizations and others with related needs. Further development will focus on organizations that need to share and control data from among two or more internal information systems with different structures or specifications; organizations that desire to include a sophisticated searching device on their websites as a visitor aide; and organizations desiring to construct customized search and monitoring facilities over unique data sources. Activities during the development stage involve developing the business plan and raising capital.

The technology that the Company owns was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. Prior to that time, Inscrutor was a wholly-owned subsidiary of Visator. Inscrutor was spun out from Visator with the purpose of ensuring optimal value-creation for the shareholders of both Inscrutor and Visator.  According to the terms of the Separation Agreement, Visator decided to distribute the common stock of Inscrutor on a 1-for-1 basis to the holders of Visator’s common and preferred stock (“the Distribution”). On June 1, 2008 (the "Distribution Date"), Visator transferred its shares of Inscrutor to the shareholders of record of Visator common stock and preferred stock at the close of business on May 30, 2008 (the "Record Date"), without any consideration being paid by such holders. As of October 9, 2008, the stock certificates were delivered to shareholders.  Currently, we derive revenue from a management services agreement with Visator.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception of $109,212.  In addition at September 30, 2008 current liabilities exceed current assets by $36,712, the Company has a stockholders’ deficit of $36,712 and net cash used in operations since inception is $28,910.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

However, there can be no assurance that the raising of equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

The Company’s revenues are derived from advisory and technology consulting services related to software maintenance over the term of the agreements. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 ("SAB No. 104") for revenue recognition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Revenue recognition continued

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”  (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations”  (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) would have on the financial results of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Recently Issued Accounting Pronouncements continued

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 would have on the financial results of the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 3 – CONCENTRATION RISK

For the period from April 18, 2008 (inception) to September 30, 2008, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $12,000.  This customer is also a related party.  While the Company believes the relationship with the customer is stable, a significant decrease or interruption in business from the significant customer could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk.

NOTE 4 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company.

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company.

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest.

In August 18, 2008, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company was incorporated on April 18, 2008. The Company authorized 100,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001, of which 100,000 shares are designated as Series A Convertible Preferred Stock.  Per the Distribution agreement, as of June 1, 2008, the Company is committed to issuing 11,305,030 shares of common stock, par value $.001, to the shareholders of Visator.  As of October 9, 2008, the shares were issued (See Note 1).

NOTE 5 – STOCKHOLDERS’ EQUITY CONTINUED

On July 2, 2008, the Company authorized the issuance of 20,000 shares of common stock to Anslow & Jaclin LLP for legal services related to the registration of the Company.  As of September 30, 2008, the Company has recorded the fair value of $10,000 in legal fees for the share issuance.

On July 2, 2008, the Company authorized the issuance of 25,000 shares of common stock to Profit Planners, Inc. for accounting services related to the registration of the Company.  As of September 30, 2008, the Company has recorded the fair value of $12,500 in consulting fees.

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for services is contingent upon the filing of the Company’s registration statement, which as of September 30, 2008, has not yet occurred.  As of September 30, 2008, the Company has recorded the fair value of $50,000 in consulting fees to Jesper Toft.

The Series A Convertible Preferred stockholders are entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of April, July, October and January in each year (the “Quarterly dividend payment date”).  The quarterly dividend payment date could begin after the first issuance of a share of Series A Convertible Preferred Stock.  The Series A Convertible Preferred stockholders are entitled to 1,000 votes per each share they hold on all matters submitted to a vote of the stockholders of the Company.  At any time on or after the issuance date, the holders of Series A Convertible Preferred shares may convert a portion or all of their shares into Common stock on a one to one basis.

NOTE 6 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of September 30, 2008, the Company has recorded revenue of $12,000 to reflect four months worth of revenue.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  As of September 30, 2008, the Company has recorded a related party liability of $5,000 based on this agreement.

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with Jude Dixon to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We own, manage, and intend to exploit a sophisticated data mining technology primarily useful for organizations, which are involved in the handling of masses of unstructured textual information. Such information often comprises that which is available via the Internet, but can also include databases, etc. that are owned internally by those organizations. We plan to derive revenue from the technology mainly through license agreements with information-intensive organizations and others with related needs. Further development will focus on organizations that need to share and control data from among two or more internal information systems with different structures or specifications; organizations that desire to include a sophisticated searching device on their websites as a visitor aide; and organizations desiring to construct customized search and monitoring facilities over unique data sources. We intend to be active in upgrading and extending this technology to establish market competitiveness, to ensure steady growth and appeal as a successful and dynamic company.

Results of Operations

For the period from April 18, 2008 (Inception) through September 30, 2008, we had management service income of $12,000. Cost of goods related to this service income was $4,600 due to consulting labor.  Expenses for the period totaled $116,612 resulting in a net loss of $109,212.

Selling, general and administrative expenses of $116,612 mainly comprised of legal fees of $32,511, consulting fees of $17,250, audit fees of $6,560, related party consulting fees for Jesper Toft, CEO, of $55,000 and office service expense of $5,291.

Capital Resources and Liquidity

As of September 30, 2008, we had cash of $17,154.  While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. We do not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

Operating Activities

We used $28,910 of cash in our operating activities during the period ended September 30, 2008. We had a net loss of $109,212. We had an increase in accounts receivable of $3,000 and prepaid expenses of $965 offset by an increase in accounts and accrued expenses payable of $11,767 and we had a $72,500 stock issued for consulting fees and services – related party and professional fees.

Investing Activities

We used $0 of cash in our investing activities during the period ended September 30, 2008.

Financing Activities

We used $46,064 of cash in our financing activities during the period from inception to September 30, 2008. We had $1,064 of proceeds of loans payable to related party and $45,000 of proceeds of loans payable to Toft Aps. related party.

Off-Balance sheet arrangements

At September 30, 2008, we had no off-balance sheet arrangements.

Spin Out

In May 2008, Visator, Inc. spun out, pro rata, all of its shares of our common stock held by it to their 42 shareholders.  These shares were not registered under the Securities Act of 1933 and may not have been appropriately exempt from registration under the Act.    Based upon same, if it is determined that the shares issued pursuant to this spin out do not qualify for this exemption we may be subject remedial sanctions. Such sanctions could include the payment of disgorgement, prejudgment interest and civil penalties. We may also be subject to prejudgment interest on such amount as well as civil penalties in amount that would have to be determined by the court.

We are not aware of any pending claims for sanctions against us based upon the failure to properly register such shares under the Securities Act of 933. Nevertheless, it is possible that it could be determined that such shares may not have been exempt from registration and that we may be subject to sanctions and possible civil penalties.  In the event that a shareholder brings a claim against us for failure to properly register these shares it could have  an adversely affect on our results of operations and financial condition since we would need to pay fees to defend such claim or pay damages if the shareholder is successful in their claim against us.

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern which contemplates the realization of assets and liquidation of liabilities in normal course of business. However, we incurred operating losses of $109,212. In addition at September 30, 2008 current liabilities exceed current assets by $36,712, there is a stockholders’ deficit of $36,712 and net cash used in operations is $28,910. These factors raise substantial doubt about our ability to continue as a going concern.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

However, there can be no assurance that the raising of equity will be successful and that our anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

Our revenues are derived from advisory and technology consulting services related to software maintenance that we recognize over the term of the agreements. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Income taxes

We follow SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company's net deferred tax asset, due to uncertainty of realization.

Effective January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”  (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations”  (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the  beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) would have on the financial results of the Company.

Recently Issued Accounting Pronouncements continued

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 would have on the financial results of the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2008, the Company authorized the issuance of 20,000 shares of common stock to Anslow & Jaclin LLP for legal services related to the registration of the Company. The shares were issued under an exemption at Section 4(2) of the Securities Act of 1933.

On July 2, 2008, the Company authorized the issuance of 25,000 shares of common stock to Profit Planners, Inc. for accounting services related to the registration of the Company.  The shares were issued under an exemption at Section 4(2) of the Securities Act of 1933.

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for shares is contingent upon the filing of the Company’s registration statement, which as of September 30, 2008, has not yet occurred.  The shares were issued under an exemption at Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Index

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

 SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSCRUTOR, INC.

Dated: November 13, 2008	By:	/S/ JESPER TOFT
Jesper Toft Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer