Form 10-K
period 2008-12-31
Inscrutor Inc
filed 2009-03-10
CIK 1440760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number l-9224

Inscrutor, Inc.
(Name of Small Business Issuer in Its Charter)

DELAWARE	32-0251358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY 10022
(Address of Principal Executive Offices) (Zip Code)

212-231-8526
(Issuer's Telephone Number, including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]          No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ X ]       No  [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]            Accelerated filer  [   ]                Non-accelerated filer  [  ]                     Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]          No  [ X ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on December 31, 2008 (the last business day of the registrant’s most recently completed fourth quarter) was $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2009
Common Stock, $.001 par value per share	11,350,030 shares

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

 FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategy;

•	financial strategy;

•	uncertainty regarding our future operating results;

•	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1.  Business

General

We are a Delaware Corporation founded in April 2008 as a wholly owned subsidiary of Visator, Inc. (“Visator”).  On May 30, 2008, pursuant to a Separation and Distribution Agreement, all of the shares of Inscrutor were spun out from Visator to the Visator shareholders.    Currently, we own, manage and exploit a sophisticated data mining technology primarily useful for organizations, regardless of size, which are involved in the handling of masses of unstructured textual information.  We plan to derive revenue through license agreements with such organizations.  Currently, we derive revenue from a management services agreement with Visator. We intend to be active in upgrading and extending this technology to establish our market competitiveness and so ensure steady growth and appeal to potential customers.

Marketing

Our initial target market will be the professional market, i.e. sales to businesses of all sizes.  The consumer market will be a secondary priority for Inscrutor in terms of its initial clientele.  For our products and consulting services, we must and will take a classical “business-to-business” approach to gaining and keeping customers.  This sales approach requires a high level of industry knowledge and contacts.  Although ICT industry knowledge and experience will be favored when hiring sales representatives, the close relationship we intend to keep to the market should provide a steady source of both knowledge and contacts, starting with our first and sole customer, Visator, Inc.

The sales structure will be based on a fixed sales process for the cultivation of each and every potential customer.  At the same time, metrics will be continuously monitored as to the number of sales leads being handled within this sales process, and their progression from stage to stage.  Inscrutor sales representatives will receive continuous training in sales skills with an emphasis on countering customer objectives.

We will take a different approach when approaching the consumer market for potential customers.  In this arena, the product price will be kept as low as feasible in order to attract a mass base of customers.  It will be crucial for Inscrutor to avoid labor-intensive facilities for attending to after-the-sale customer concerns.

The consumer sector emphasis will be placed on proper marketing in order to build up and sustain the desired mass customer base.  Inscrutor will engage in an on-line marketing campaign to create the desired customer base and use continued on-line marketing techniques to maintain it.  Specific techniques will be based around an attractive product website with a URL composed of the product’s brand name, designed both as a persuasive vehicle and a purchase and download point.  Other efforts will also be employed such as targeted on-line pay-per-click advertising and viral campaigns.  Further, Inscrutor will offer the software for sale at prominent “software clearinghouse” websites (such as www.tuscows.com and www.download.com).

Competition

There are multiple companies which possess sophisticated search and information technology, which generally utilize that technology themselves to offer on-line media monitoring services and/or license it to other on-line media monitoring firms.

Among the leading firms in this category are:

-             Cyberwatcher, based in Norway (http://www.cyberwatcher.no/)

-             Newsradar, based in Germany (http://www.newsradar.de/)

The flexibility of Inscrutor’s core technology is such that the possibility of offering scaled-down versions of that technology for sale to the consumer market can realistically be considered.  The following companies provide some examples of that approach:

-             Copernic, a supercharged downloadable software search application (http://www.copernic.com)

-             Webseeker, a downloadable search application http://www.bluesquirrel.com/products/webseeker/?ASCID=1033)

-             Website-Watcher, which monitors designated websites to detect changes and send alerts (http://aignes.com)

-             WatzNew, a change-monitor, operated under a “shareware” business model (http://www.watznew.com)

Item 1A.  Risk Factors

THIS REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS, INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to the Company and not to the selling stockholders.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Delaware in April 2008. We have no significant financial resources and only a small amount of revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

WE WILL REQUIRE FINANCING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FINANCING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO SLOW DOWN OUR EXPANSION OF OPERATIONS.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to execute our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has never generated any revenue. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF JESPER TOFT. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Jesper Toft. We currently have a consulting agreement with Mr. Toft. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

FROM INCEPTION, WE HAVE HAD ONLY ONE CUSTOMER WHO HAS ACCOUNTED FOR 100% OF OUR TOTAL REVENUES.

We currently have only one customer, Visator, who accounts for 100% of total revenues. This customer is also a related party. While we believe our relationship with Visator is stable, a significant decrease or interruption in business from our significant customer could have a material adverse effect on our business, financial condition and results of operations. We plan to expand our customer base in the upcoming year to mitigate this risk.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Item 2.  Property

Our business office is located at 410 Park Avenue, 15th Floor, New York, NY 10002.

Item 3.  Legal Proceedings

There are no legal proceedings pending or threatened against us in the United States.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “INSC”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period since inception.

Fiscal year ended December 31, 2008	High	Low
Quarter ended
December 31, 2008	$0.00	$0.00
September 30, 2008	$0.00	$0.00
April 18, 2008 (Inception) - June 30, 2008	$0.00	$0.00

Holders of Our Common Stock

As of the date of this annual report, we had 44 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Item 6.  Selected Financial Data

April 18, 2008 (Inception) - December 31, 2008
Statement of Operations Data:
Revenue-Related party	$21,000
Cost of goods sold	8,050
Gross profit	$12,950
Gross margin	62%
Selling, general & administrative expenses	142,879
Loss from operations	$(129,929)
Operating expense (as % of revenue)	680%
Interest expense	(1,269)
Net loss	$(131,198)
Net loss per share	$(0.01)

Balance Sheet Data:	April 18, 2008 (Inception) - December 31, 2008
Total assets	$11,042
Total liabilities	68,471
Working capital	(59,422)
Stockholders' deficit	(57,429)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which the Company has prepared in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Results of Operations.

Period from April 18, 2008 (Inception) to December 31, 2008

For the period from April 18, 2008 (Inception) through December 31, 2008, we had management service income of $21,000 from a related entity and cost of goods related to this service income of $8,050, respectively, due to consulting labor.  For the period from April 18, 2008 (Inception) through December 31, 2008, expenses totaled $142,879, resulting in a net loss of $131,198.

For the period from April 18, 2008 (Inception) through December 31, 2008, selling, general and administrative expenses of $142,879 mainly comprised of legal fees of $42,561, consulting fees of $27,680, audit fees of $8,933, related party consulting fees for Jesper Toft, CEO, of $58,000, and office service expense of $5,705.  We also had interest expense of $1,269 related to in-kind contribution of interest on non-interest bearing loans payable-related party.

Capital Resources and Liquidity

As of December 31, 2008, we had cash of $49.  While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

We used $46,015 of cash in our operating activities during the period from April 18, 2008 (Inception) through December 31, 2008. We had a net loss of $131,198. We had an increase in accounts receivable of $9,000 and security deposits of $465, offset by an increase in accounts and accrued expenses payable of $20,618, $72,500 for stock issued for consulting fees and services – related party and professional fees, in-kind contribution of interest for loans payable – related party of $1,269 and amortization expense of $261.

Investing Activities

We used $1,789 of cash in our investing activities during the period from April 18, 2008 (Inception) through December 31, 2008 related to website costs.

Financing Activities

We received $47,853 of cash from our financing activities during the period from April 18, 2008 (Inception) through December 31, 2008. We had $2,853 of proceeds of loans payable to related party and $45,000 of proceeds of loans payable to Toft ApS related party.

Off-Balance sheet arrangements

At December 31, 2008, we had no off-balance sheet arrangements.

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

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred operating losses of $131,198.  In addition at December 31, 2008 current liabilities exceed current assets by $59,422, there is a stockholders’ deficit of $57,429 and net cash used in operations is $46,015.  These factors raise substantial doubt about our ability to continue as a going concern.

Management is pursuing other business relationships and believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

In July and August 2008, we raised gross proceeds of $45,000 through the issuance of a note payable to a related party (see Note 4) for the purpose of funding operating expenses.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”  (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of Webb & Company, P.A., appear herein. See Index to Financial Statements, appearing on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.   Controls and Procedures.

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fourth fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of December 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officer’s and director’s and their respective ages as of March 5, 2009 are as follows:

NAME	AGE	POSITION

Jesper Toft	38	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Jesper Toft, Chairman, CEO, CFO

Mr. Toft has been the owner of Toft ApS since May 2003, a Denmark-based company, which provides business development for companies.  Mr. Toft has extensive management experience from several start-up companies. His core competence is business development, strategy, building sales and marketing and financing. Mr. Toft has been advising large enterprises regarding strategic development and participated in contract negotiations since 1997.

Term of Office

Our sole director, Jesper Toft, was appointed to the offices of Chief Executive Officer, Chief Financial Officer and Chairman on April 18, 2008 until the first board meeting of the board of directors ensuing after the next annual meeting of shareholders and until their respective successors in said offices are duly elected and qualified or until his earlier resignation or removal by the board.

Item 11.  Executive Compensation

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers earned by us during the period from April 18, 2008 (Inception) to December 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Jesper Toft: CEO, CFO, Chairman	2008	8,000	0	50,000	0	0	0	0	58,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ended December 31, 2008 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

As of December 31, 2008, we do not have an employment agreement in place with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our shares to be issued of common stock as of March 5, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Toft ApS Roennegade 9, 2100 Copenhagen Oe, Denmark	10,000,000	88.11% (1)

Common Stock	All executive officers and directors as a group	10,000,000	88.11% (1)

Series A Convertible Preferred Stock	Jesper Toft Frisersvej 22 C 2920 Copenhagen Oe, Denmark	100,000	100.00%

(1)  Based upon 11,350,030 common shares issued and outstanding as of March 5, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On May 30, 2008, pursuant to a Separation and Distribution Agreement, we were spun out from Visator, Inc., ceasing to be their wholly owned subsidiary.  Visator remains our only customer.

Our sole officer and director, Jesper Toft, is also the sole officer and director of Visator, Inc.

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company.

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design.

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company.

On July 2, 2008, we executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chief Executive Officer, President and Director of the Company, in exchange for $35,000 cash.  The note is due on demand and bears no interest.

On July 16, 2008, we authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer, at its par value of $0.001.  This compensation was for services rendered in relation to the filing of the Company’s registration statement.

On August 18, 2008, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2008 were $8,933.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s registration and annual statements, for review of interim financial statements included in quarterly reports and services that are normally provided by Webb & Company P.A. in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur non audit related fees from Webb & Company P.A.  in 2008.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from Webb & Company P.A. in 2008. Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

The Company did not incur any other fees from Webb & Company P.A. in 2008. The Audit Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a formal verbal communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a).  In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

(1)	Financial Statements. See Index to Financial Statements

(2)	Financial Statement Schedules. See pages 18 through 22, attached

(3)	Exhibits

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm	13

Balance Sheet at December 31, 2008	14

Statement of Operations for the Period from April 18, 2008 (Inception) through December 31, 2008	15

Statement of Changes in Stockholders' Deficit for the period from April 18, 2008 (Inception) through December 31, 2008	16

Statement of Cash Flows for the Period from April 18, 2008 (Inception) through December 31, 2008	17

Notes to the Financial Statements	18-22

Webb & Company, PA.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Inscrutor Inc.

We have audited the accompanying balance sheet of Inscrutor Inc. (a development stage Company) (the “Company”) as of December 31, 2008 and the related statement of operations, changes in stockholders’ deficit and cash flows for the period from April 18, 2008 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inscrutor Inc. (a development stage Company) as of December 31, 2008 and the results of its operations and its cash flows for the period from April 18, 2008 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Company is in the development stage with a net loss since inception of $131,198, a working capital deficiency of $59,422, a stockholders’ deficit of $57,429 and net cash used in operations since inception of $46,015. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 4, 2009

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Balance Sheet at December 31, 2008

April 18, 2008 (Inception) -
December 31, 2008

ASSETS
Current Assets:
Cash	$49
Accounts receivable	9,000
Total Current Assets	9,049

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $261	1,528

Other Assets:
Security deposits	465

TOTAL ASSETS	$11,042

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$17,618
Accrued expenses - related party	3,000
Loans payable - related party	2,853
Notes payable - related party	45,000

TOTAL LIABILITIES	68,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 to be issued	100
Preferred stock - $.001 par value; 9,900,000 shares authorized;
none issued and outstanding	-
Common stock - $.001 par value; 100,000,000 shares authorized;
11,350,030 shares to be issued	11,350
Additional paid-in capital	73,624
Accumulated deficit during the development stage	(142,503)
TOTAL STOCKHOLDERS' DEFICIT	(57,429)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,042

See accompanying notes to the financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Statement of Operations
For the Period from April 18, 2008 (Inception) through December 31, 2008

April 18, 2008 (Inception) - December 31, 2008

REVENUE - Related Party	$21,000

COST OF GOODS SOLD	8,050

GROSS PROFIT	12,950

Selling, general & administrative expenses:
Consulting fees and services - related party	58,000
Professional fees	79,174
Other general & administrative expenses	5,705
Total operating expenses	142,879

Loss from operations	(129,929)

Other expense:
Interest expense	(1,269)
Total other expense	(1,269)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(131,198)

Provision for income taxes	-

NET LOSS	$(131,198)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)

Weighted-average number of shares of common stock to be issued	11,336,898

See accompanying notes to the financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders' Deficit
For the Period from April 18, 2008 (Inception) through December 31, 2008

						Accumulated
			Series A Convertible		Additional	Deficit during the
	Common Stock		Preferred Stock		Paid-in	development
	Shares	Par Value	Shares	Par Value	Capital	stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	49,900	-	50,000

Common stock issued for professional services	45,000	45	-	-	22,455	-	22,500

In-kind contribution of interest expense	-	-	-	-	1,269	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	$11,350	100,000	$100	$73,624	$(142,503)	$(57,429)

See accompanying notes to the financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
For the Period from April 18, 2008 (Inception) through December 31, 2008

April 18, 2008 (Inception) - December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(131,198)
Adjustments to reconcile net loss to cash used in operating activities:
Series A Convertible Preferred Stock issued for services - related party	50,000
Common stock Issued for services	22,500
In-kind contribution of interest expense	1,269
Amortization expense	261
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,000)
Increase in security deposits	(465)
Increase in accounts payable and accrued expenses	20,618
NET CASH USED IN OPERATING ACTIVITIES	(46,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(1,789)
NET CASH PROVIDED BY USED IN INVESTING ACTIVITIES	(1,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable -related related party	2,853
Proceeds from notes payable - related party	45,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,853

NET INCREASE IN CASH	49
Cash, beginning of period	-
Cash, END OF PERIOD	$49

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-
Interest paid	$-

See accompanying notes to the financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage with a net loss since inception of $131,198, a working capital deficiency of $59,422, a stockholders’ deficit of $57,429 and net cash used in operations since inception of $46,015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

Management is pursuing other business relationships and believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Website Development Costs

The Company has adopted the provisions of EITF 00-2, “Accounting for Website Development Costs.” Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the year ended December 31, 2008, the Company paid $1,789 to develop its website.

Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization. As of December 31, 2008, the Company has a net operating loss carryforward of approximately $129,929 available to offset future taxable income through 2028. The valuation allowance at December 31, 2008 was $43,915.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”  (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible Performed shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of December 31, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations”  (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has adopted this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) would have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has adopted this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 would have on the financial results of the Company.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts payable, accrued expenses, loans payable – related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2008, property and equipment is as follows:

2008
Website costs	$1,789
Less accumulated amortization	261
$1,528

Amortization expense for the year ended December 31, 2008 was $261.

NOTE 4 – CONCENTRATION RISK

For the period from April 18, 2008 (inception) to December 31, 2008, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $21,000.  This customer is also a related party.  While the Company believes the relationship with the customer is stable, a significant decrease or interruption in business from the significant customer could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk (See Note 10).

As of December 31, 2008, the Company has an accounts receivable balance of $9,000. This amount is owed by one customer, Visator, a related party (See Note 10).

NOTE 5 – LOANS PAYABLE – RELATED PARTY

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 10).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 10).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 10).

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 10).

On August 18, 2008, the Company a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Note 10).

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On July 2, 2008, the Company authorized the issuance of 20,000 shares of common stock to Anslow & Jaclin LLP for legal services related to the registration of the Company.  As of December 31, 2008, the Company has recorded the fair value of $10,000 in legal fees for the share issuance.

On July 2, 2008, the Company authorized the issuance of 25,000 shares of common stock to Profit Planners, Inc. for accounting services related to the registration of the Company.  As of December 31, 2008, the Company has recorded the fair value of $12,500 in consulting fees.

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for services is contingent upon the filing of the Company’s registration statement, which became effective on October 21, 2008.  As of December 31, 2008, the Company has recorded the fair value of $50,000 in consulting fees to Jesper Toft.

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

As of December 31, 2008, $1,269 was recorded as an in kind contribution of interest on related party loans.

NOTE 8 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.   For the period from April 18, 2008 (Inception) to December 31, 2008, the Company has recorded revenue of $21,000 to reflect seven months worth of services (See Note 8).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  As of December 31, 2008, the Company has recorded a related party liability of $3,000 based on this agreement (See Note 7) and expenses of $8,000.

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with Jude Dixon to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to December 31, 2008, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $21,000.  This customer is also a related party (See Note 4).

As of December 31, 2008, the Company has an accounts receivable balance of $9,000. This amount is owed by one customer, Visator, a related party (See Note 4).

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  As of December 31, 2008, the Company has recorded a related party liability of $3,000 based on this agreement (See Note 9) and expenses of $8,000.

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 5).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest  (See Note 5).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest  (See Note 5).

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 6).

On August 18, 2008, the Company executed a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Note 6).

NOTE 11 – SUBSEQUENT EVENTS

Operating lease

In January 2009, the Company amended the month to month fee for basic office services to approximately $250 per month.

Exhibits

Exhibit No.

14.1	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSCRUTOR, INC.

Dated: March 10, 2009	By:	/S/ JESPER TOFT
Jesper Toft Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer