Form 10-Q
period 2009-03-31
Inscrutor Inc
filed 2009-04-30
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                        to

Commission file number 333-152539

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2009: 11,350,030 shares of common stock.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2009 (Unaudited) and as of December 31, 2008	3

	Condensed Statements of Operations for the three months ended March 31, 2009 (Unaudited) and for the Period from April 18, 2008 (Inception) through March 31, 2009 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' (Deficit) Equity for the period from April 18, 2008 (Inception) through December 31, 2008 and the three months ended March 31, 2009 (Unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2009 (Unaudited) and the Period from April 18, 2008 (Inception) through March 31, 2009 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$496	$49
Accounts receivable	1,000	9,000

Total Current Assets	1,496	9,049

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $410 and $261,
respectively	1,379	1,528

Other Assets:
Security deposits	465	465

TOTAL ASSETS	$3,340	$11,042

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$21,473	$17,618
Accrued expenses - related party	6,000	3,000
Loans payable - related party	2,853	2,853
Notes payable - related party	45,000	45,000

TOTAL LIABILITIES	75,326	68,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,900,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
11,350,030 and 11,350,030 shares to be issued, respectively	11,350	11,350
Additional paid-in capital	74,290	73,624
Accumulated deficit during the development stage	(157,726)	(142,503)
TOTAL STOCKHOLDERS' DEFICIT	(71,986)	(57,429)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,340	$11,042

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2009	April 18, 2008 (Inception) - March 31, 2009

REVENUE - Related Party	$9,000	$30,000

COST OF GOODS SOLD	3,450	11,500

GROSS PROFIT	5,550	18,500

Selling, general & administrative expenses:
Consulting fees and services - related party	3,000	61,000
Professional fees	14,141	93,315
Other general & administrative expenses	2,966	8,671
Total operating expenses	20,107	162,986

Loss from operations	(14,557)	(144,486)

Other expense:
Interest expense	(666)	(1,935)
Total other expense	(666)	(1,935)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,223)	(146,421)

Provision for income taxes	-	-

NET LOSS	$(15,223)	$(146,421)

Basic and diluted net loss per weighted-average shares common stock	$-	$(0.01)

Basic and diluted weighted-average number of shares of common stock	11,350,030	11,340,304
to be issued

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 2009 (Unaudited) and the Period from April 18, 2008 (Inception) through December 31, 2008

						Accumulated
	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in	Deficit during the development
	Shares	Par Value	Shares	Par Value	Capital	stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	49,900	-	50,000

Common stock issued for professional services	45,000	45	-	-	22,455	-	22,500

In-kind contribution of interest expense	-	-	-	-	1,269	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	73,624	(142,503)	(57,429)

In-kind contribution of interest expense	-	-	-	-	666	-	666

Net loss for the period ended March 31, 2009	-	-	-	-	-	(15,223)	(15,223)

Balance March 31, 2009	11,350,030	$11,350	100,000	$100	$74,290	$(157,726)	$(71,986)

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2009	For the Period April 18, 2008 (Inception) - March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,223)	$(146,421)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	50,000
Common stock Issued for services	-	22,500
In-kind contribution of interest expense	666	1,935
Amotization expense	149	410
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	8,000	(1,000)
Increase in security deposits	-	(465)
Increase in accounts payable and accrued expenses	6,855	27,473
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	447	(45,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	(1,789)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(1,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable -related related party	-	2,853
Proceeds from notes payable - related party	-	45,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	47,853

NET INCREASE IN CASH	447	496
Cash, beginning of period	49	-
Cash, END OF PERIOD	$496	$496

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-
Interest paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception of $146,421.  In addition at March 31, 2009 current liabilities exceed current assets by $71,986, the Company has a stockholders’ deficit of $71,986 and net cash used in operations since inception is $45,568.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

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

Revenue recognition

The Company’s revenues are derived from advisory and technology consulting services related to software maintenance over the term of the agreements. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Revenue recognition continued

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

Website Development Costs

The Company has adopted the provisions of EITF 00-2, “Accounting for Website Development Costs.” Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company paid none and $1,789, respectively to develop its website.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”  (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible Performed shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of March 31, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

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

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2009 (Unaudited) and December 31, 2008, property and equipment is as follows:

	March 31, 2009	December 31, 2008
Website costs	$1,789	$1,789
Less accumulated amortization	410	261
	$1,379	$1,528

Amortization expense for the three months ended March 31, 2009 and the period from April 18, 2008 (inception) to March 31, 2009 was $149 and $410, respectively.

NOTE 4 – CONCENTRATION RISK

For the three months ended March 31, 2009 and the period from April 18, 2008 (inception) to March 31, 2009, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $9,000 and $30,000, respectively.  This customer is also a related party.  While the Company believes the relationship with the customer is stable, a significant decrease or interruption in business from the significant customer could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk (See Note 10).

As of March 31, 2009 and December 31, 2008, the Company has an accounts receivable balance of $1,000 and $9,000. These amounts are owed by one customer, Visator, a related party (See Note 10).

NOTE 5 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Notes 7 and 10).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Notes 7 and 10).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Notes 7 and 10).

NOTE 6 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Notes 7 and 10).

In August 18, 2008, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Notes 7 and 10).

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

On July 2, 2008, the Company authorized the issuance of 20,000 shares of common stock to Anslow & Jaclin LLP for legal services related to the registration of the Company.  For the period from April 18, 2008 (inception) to March 31, 2009, the Company has recorded the fair value of $10,000 in legal fees for the share issuance.

On July 2, 2008, the Company authorized the issuance of 25,000 shares of common stock to Profit Planners, Inc. for accounting services related to the registration of the Company.  For the period from April 18, 2008 (inception) to March 31, 2009, the Company has recorded the fair value of $12,500 in consulting fees.

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for services is contingent upon the filing of the Company’s registration statement, which became effective on October 21, 2008.  For the period from April 18, 2008 (inception) to March 31, 2009, the Company has recorded the fair value of $50,000 in consulting fees to Jesper Toft related to this issuance.

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

At March 31, 2009 and December 31 2008, $666 and $1,269, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 8 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of three months ended March 31, 2009 and the period from April 18, 2008 (inception) to March 31, 2009, the Company has recorded revenue of $9,000 and $30,000, respectively to reflect three and ten months, respectively, worth of revenue.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  As of March 31, 2009, the Company has recorded a related party liability of $6,000 (See Note 10) based on this agreement and expenses of $11,000.

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with Jude Dixon to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.  As of March 31, 2009, the Company has recorded a liability and expense of $11,500 based on this agreement.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to March 31, 2009, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $30,000.  This customer is also a related party (See Note 4).

As of March 31, 2009 and December 31, 2008, the Company has an accounts receivable balance of $1,000 and $9,000, respectively. These amounts are owed by one customer, Visator, a related party (See Note 4).

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  As of March 31, 2009, the Company has recorded a related party liability of $6,000 based on this agreement (See Note 9) and expenses of $11,000.

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

At March 31, 2009 and December 31 2008, $666 and $1,269, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

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

Results of Operations

For the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009, we had management service income of $9,000 and $30,000, respectively, from a related entity and cost of goods related to this service income was $3,450 and $11,500, respectively, due to consulting labor. For the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009, operating expenses totaled $20,107 and $162,986, respectively, resulting in a net loss of $15,223 and $146,421, respectively.

For the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009, selling, general and administrative expenses of $20,107 and $162,986, respectively, mainly comprised of legal fees of $1,841 and $44,402, consulting fees of $5,800 and $33,480, audit fees of $6,500 and $15,433, related party consulting fees for Jesper Toft, CEO, of $3,000 and $61,000 and office service expense of $2,966 and $8,671, respectively. For the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009, we also had interest expense of $666 and $1,935, respectively related to in-kind contribution of interest on non-interest bearing loans payable-related party.

Capital Resources and Liquidity

As of March 31, 2009, we had cash of $496.  While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

Operating activities provided $447 and used $45,568, respectively of cash during the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009.  We had a net loss of $15,223 and $146,421, respectively. We had a decrease and an increase in accounts receivable of $8,000 and of  $1,000 and prepaid expenses of none and $465, respectively offset by an increase in accounts and accrued expenses payable of $6,855 and $27,473, respectively and we had none and $72,500  of stock issued for consulting fees and services – related party and professional fees, in-kind contribution of interest for loans payable – related party of $666 and $1,935 and depreciation expense of $149 and $410, respectively.

Investing Activities

We used none and $1,789, respectively of cash in our investing activities during the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009.

Financing Activities

We had none and $47,853, respectively, of cash provided by our financing activities during the three months ended March 31, 2009 and the period from April 18, 2008 (Inception) through March 31, 2009.  We had none and $2,853, respectively of proceeds of loans payable to related party and none and $45,000, respectively of proceeds of loans payable to Toft Aps related party.

Critical Accounting Policies

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”  (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

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

Off-Balance sheet arrangements

At March 31, 2009, we had no off-balance sheet arrangements.

Spin Out

In May 2008, Visator, Inc. spun out, pro rate, all of its shares of our common stock held by it to their 42 shareholders.  These shares were not registered under the Securities Act of 1933 and may not have been appropriately exempt from registration under the Act. Based upon same, if it is determined that the shares issued pursuant to this spin out do not qualify for this exemption we may be subject remedial sanctions. Such sanctions could include the payment of disgorgement, prejudgment interest and civil penalties. We may also be subject to prejudgment interest on such amount as well as civil penalties in amount that would have to be determined by the court.

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

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

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

INSCRUTOR, INC.

Dated: April 30, 2009	By:	/S/ JESPER TOFT
Jesper Toft Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer