Form 10-Q
period 2009-06-30
Inscrutor Inc
filed 2009-08-06
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2009: 11,350,030 shares of common stock.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2009 (Unaudited) and as of December 31, 2008	3

	Condensed Statements of Operations for the three and six months ended June 30, 2009 (Unaudited) and for the Period from April 18, 2008 (Inception) through June 30, 2009 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' (Deficit) Equity for the period from April 18, 2008 (Inception) through December 31, 2008 and the six months ended June 30, 2009 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2009 (Unaudited) and the Period from April 18, 2008 (Inception) through June 30, 2009 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$321	$49
Accounts receivable	7,000	9,000

Total Current Assets	7,321	9,049

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $559 and $261,
respectively	1,230	1,528

Other Assets:
Security deposits	465	465

TOTAL ASSETS	$9,016	$11,042

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$38,663	$17,618
Accrued expenses - related party	9,000	3,000
Loans payable - related party	3,480	2,853
Notes payable - related party	45,000	45,000

TOTAL LIABILITIES	96,143	68,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,900,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
11,350,030 and 11,350,030 shares to be issued, respectively	11,350	11,350
Additional paid-in capital	74,963	73,624
Accumulated deficit during the development stage	(173,540)	(142,503)
TOTAL STOCKHOLDERS' DEFICIT	(87,127)	(57,429)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,016	$11,042

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations (Unaudited)

	Three months ended June 30, 2009	April 18, 2008 (Inception) - June 30, 2008	Six months ended June 30, 2009	April 18, 2008 (Inception) - June 30, 2009

REVENUE - Related Party	$6,000	$3,000	$15,000	$36,000

COST OF GOODS SOLD	2,300	1,150	5,750	13,800

GROSS PROFIT	3,700	1,850	9,250	22,200

Selling, general & administrative expenses:
Consulting fees and services - related party	3,000	2,000	6,000	64,000
Professional fees	13,381	-	27,522	106,696
Other general & administrative expenses	1,833	1,695	4,799	10,504
Total operating expenses	18,214	3,695	38,321	181,200

Loss from operations	(14,514)	(1,845)	(29,071)	(159,000)

Other expense:
Interest expense	(673)	-	(1,339)	(2,608)
Total other expense	(673)	-	(1,339)	(2,608)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,187)	(1,845)	(30,410)	(161,608)

Provision for income taxes	627	-	627	627

NET LOSS	$(15,814)	$(1,845)	$(31,037)	$(162,235)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average number of shares of common stock	11,350,030	11,350,030	11,350,030
to be issued

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 2009 (Unaudited) and the Period from April 18, 2008 (Inception) through December 31, 2008

			Series A Convertible		Additional	Accumulated Deficit during the
	Common Stock		Preferred Stock		Paid-in	development
	Shares	Par Value	Shares	Par Value	Capital	stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	49,900	-	50,000

Common stock issued for professional services	45,000	45	-	-	22,455	-	22,500

In-kind contribution of interest expense	-	-	-	-	1,269	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	73,624	(142,503)	(57,429)

In-kind contribution of interest expense	-	-	-	-	1,339	-	1,339

Net loss for the period ended June 30, 2009						(31,037)	(31,037)

Balance June 30, 2009	11,350,030	$11,350	100,000	$100	$74,963	$(173,540)	$(87,127)

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2009	For the Period April 18, 2008 (Inception) - June 30, 2008	For the Period April 18, 2008 (Inception) - June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,037)	$(1,845)	$(162,235)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services	-	-	22,500
In-kind contribution of interest expense	1,339	-	2,608
Amotization expense	298	-	559
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	2,000	(3,000)	(7,000)
Increase in security deposits	-	-	(465)
Increase in accounts payable and accrued expenses	27,045	3,845	47,663
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(355)	(1,000)	(46,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	(1,789)	(1,789)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(1,789)	(1,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable -related party	627	2,789	3,480
Proceeds from notes payable - related party	-	-	45,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	627	2,789	48,480

NET INCREASE IN CASH	272	-	321
Cash, beginning of period	49	-	-
Cash, END OF PERIOD	$321	$-	$321

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements.

INSCRUTOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2009 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

The technology that the Company owns was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. Prior to that time, Inscrutor was a wholly-owned subsidiary of Visator. Inscrutor was spun out from Visator with the purpose of ensuring optimal value-creation for the shareholders of both Inscrutor and Visator.  According to the terms of the Separation Agreement, Visator decided to distribute the common stock of Inscrutor on a 1-for-1 basis to the holders of Visator’s common and preferred stock (“the Distribution”). On June 1, 2008 (the "Distribution Date"), Visator transferred its shares of Inscrutor to the shareholders of record of Visator common stock and preferred stock at the close of business on May 30, 2008 (the "Record Date"), without any consideration being paid by such holders. As of October 9, 2008, the stock certificates were delivered to shareholders (See Note 7).  Currently, we derive revenue from a management services agreement with Visator.  The agreement with Visator expired on June 1, 2009 and was not renewed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred operating losses from inception of $159,000.  In addition at June 30, 2009 current liabilities exceed current assets by $88,822, the Company has a stockholders’ deficit of $87,127 and net cash used in operations since inception is $46,370.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Website Development Costs

The Company has adopted the provisions of EITF 00-2, “Accounting for Website Development Costs.” Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the six months ended June 30, 2009 and the year ended December 31, 2008, the Company paid $0 and $1,789, respectively to develop its website.

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

Upon inception, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible Performed shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of June 30, 2009.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Recently Issued Accounting Pronouncements continued

November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2009 (Unaudited) and December 31, 2008, property and equipment is as follows:

	June 30, 2009	December 31, 2008
Website costs	$1,789	$1,789
Less accumulated amortization	559	261
	$1,230	$1,528

Amortization expense for the six months ended June 30, 2009 and the period from April 18, 2008 (inception) to June 30, 2009 was $298 and $559, respectively.

NOTE 4 – CONCENTRATION RISK

For the three and six months ended June 30, 2009 and the period from April 18, 2008 (inception) to June 30, 2009, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $6,000, $15,000 and $36,000, respectively.  This customer is also a related party.  While the Company believes the relationship with the customer is stable, a significant decrease or interruption in business from the significant customer could have a material adverse effect on the Company’s business, financial condition and results of operations. The agreement expired on June 1, 2009 and was not renewed. The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk (See Note 10).

As of June 30, 2009 and December 31, 2008, the Company has an accounts receivable balance of $7,000 and $9,000. These amounts are owed by one customer, Visator, a related party (See Note 10).

NOTE 5 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive

NOTE 5 – LOAN PAYABLE – RELATED PARTIES CONTINUED

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

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest (See Notes 7 and 10).

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

On July 2, 2008, the Company authorized the issuance of 20,000 shares of common stock to Anslow & Jaclin LLP for legal services related to the registration of the Company.  For the period from April 18, 2008 (inception) to June 30, 2009, the Company has recorded the fair value of $10,000 in legal fees for the share issuance.

On July 2, 2008, the Company authorized the issuance of 25,000 shares of common stock to Profit Planners, Inc. for accounting services related to the registration of the Company.  For the period from April 18, 2008 (inception) to June 30, 2009, the Company has recorded the fair value of $12,500 in consulting fees.

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for services is contingent upon the filing of the Company’s registration statement, which became effective on October 21, 2008.  For the period from April 18, 2008 (inception) to June 30, 2009, the Company has recorded the fair value of $50,000 in consulting fees to Jesper Toft related to this issuance.

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

At June 30, 2009 and December 31 2008, $1,339 and $1,269, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 8 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of six months ended June 30, 2009 and the period from April 18, 2008 (inception) to June 30, 2009, the Company has recorded revenue of $15,000 and $36,000, respectively to reflect six and thirteen months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed (See Notes 9 and 10).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  As of June 30, 2009, the Company has recorded a related party liability of $9,000 (See Note 10) based on this agreement and expenses of $14,000.

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with Jude Dixon to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.  As of June 30, 2009, the Company has recorded a liability and expense of $13,800 based on this agreement and the agreement was not renewed.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to June 30, 2009, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $36,000.  This customer is also a related party (See Note 4).

As of June 30, 2009 and December 31, 2008, the Company has an accounts receivable balance of $7,000 and $9,000, respectively. These amounts are owed by one customer, Visator, a related party (See Note 4).

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  As of June 30, 2009, the Company has recorded a related party liability of $9,000 based on this agreement (See Note 9) and expenses of $14,000.

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

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The note is due on demand, unsecured and bears no interest (See Note 5).

At June 30, 2009 and December 31 2008, $1,339 and $1,269, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

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

Results of Operations

For the three and six months ended June 30, 2009 and the period from April 18, 2008 (Inception) through June 30, 2009, we had management service income of $6,000, $15,000 and $36,000, respectively, as compared to $3,000 for the period from April 18, 2008 (Inception) to June 30, 2008. The increase in management service income in 2009 versus 2008 was due to the agreement the Company had Visator for $3,000 per month for consulting services being outstanding for five months in 2009, versus one month in 2008. The agreement began on June 1, 2008 and expired on June 1, 2009 and was not renewed. The related entity and cost of goods related to this service income was $2,300, $5,750 and $13,800 for the three and six months ended June 30, 2009 and the period from April 18, 2008 (Inception) through June 30, 2009 respectively, as compared to $1,150 for the period from April 18, 2008 (Inception) to June 30, 2008 due to consulting labor. The increase in 2009 versus 2008 was due to the consulting agreement the Company entered into with Jude Dixon to provide maintenance services being outstanding for five months in 2009 versus one month in 2008. The agreement began from June 1, 2008 to May 31, 2009 and was not renewed. For the three and six months ended June 30, 2009 and the period from April 18, 2008 (Inception) through June 30, 2009, operating expenses totaled $18,214, $38,321 and $181,200, respectively, compared to $3,695 for the period from April 18, 2008 (Inception) to June 30, 2008. The increase in operating expenses were mainly due to the accounting, audit and legal expenses of $27,522 that the Company incurred in 2009 versus $0 for same period in 2008. The net loss was $15,814, $31,037 and $162,235 for three and six months ended June 30, 2009 and the period from April 18, 2008 (Inception) through June 30, 2009 respectively, as compared to $1,845 for the period from April 18, 2008 (Inception) to June 30, 2008. The increase in net loss was mainly due to the Company operating for six months in 2009 versus two and one-half months in 2008 since the Company incorporated on April 18, 2008.

For the three and six months ended June 30, 2009 and the period from April 18, 2008 (Inception) through June 30, 2009, selling, general and administrative expenses of $18,214, $38,321 and $181,200, respectively, mainly comprised of legal fees of $2,000, $3,841 and $46,402, consulting fees of $9,143, $14,943 and $42,623, audit fees of $2,238, $8,738 and $17,670, related party consulting fees for Jesper Toft, CEO, of $3,000, $6,000 and $64,000 and office service expense of $1,833, $4,799 and $10,504, respectively. For the period from April 18, 2008 (Inception) to June 30, 2008, selling, general and administrative expenses of $3,695, comprised of related party consulting fees for Jesper Toft, CEO, of $2,000 and other general & administrative expenses of $1,695. The increase in selling, general and administrative expenses in 2009 versus 2008 is mainly due to the Company operating for six months in 2009 versus two and one-half months in 2008 since the Company incorporated on April 18, 2008. For the three and six months ended June 30, 2009 and the period from April 18, 2008 (Inception) through June 30, 2009, we also had interest expense of $673, $1,339 and $2,608, respectively, related to in-kind contribution of interest on non-interest bearing loans payable-related party. For the period from April 18, 2008 (Inception) to June 30, 2008, we had interest expense of $0. The increase in interest expense in 2009 versus 2008 is due to the loans payable-related party that were entered into in the third quarter of 2008.

Capital Resources and Liquidity

As of June 30, 2009, we had cash of $321. While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

Operating activities used $355, $2,789 and $46,370, respectively of cash during the six months ended June 30, 2009, for the period from April 18, 2008 (Inception) through June 30, 2008 and the period from April 18, 2008 (Inception) through June 30, 2009. We had a net loss of $31,037, $1,845 and $162,235, respectively. We had a decrease in accounts receivable of $2,000, and an increase of accounts receivable of $3,000 and of $7,000 and in security deposits of $0, $0 and $465, respectively offset by an increase in accounts and accrued expenses payable of $27,045, $3,845 and $47,663, respectively. In addition, we had $0, $0 and $72,500 of stock issued for consulting fees and services – related party and professional fees, in-kind contribution of interest for loans payable – related party of $1,339, $0 and $2,608 and depreciation expense of $298, $0 and $559, respectively.

Investing Activities

We used $0, $1,789 and $1,789, respectively, of cash in our investing activities during the six months ended June 30, 2009, and for the period from April 18, 2008 (Inception) through June 30, 2008 and the period from April 18, 2008 (Inception) through June 30, 2009.

Financing Activities

We had $627, $2,789 and $48,480, respectively, of cash provided by our financing activities during the six months ended June 30, 2009, and the period from April 18, 2008 (Inception) through June 30, 2008 and the period from April 18, 2008 (Inception) through June 30, 2009. We had $627, $2,789 and $3,480, respectively, of proceeds of loans payable to related party and $0, $0 and $45,000, respectively, of proceeds of loans payable to Toft Aps related party.

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

Upon inception, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its

Recently Issued Accounting Pronouncements continued

financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after

November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Off-Balance sheet arrangements

At June 30, 2009, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

N/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)       Exhibit Index

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1 Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

(b)       Reports of Form 8-K

None.

 SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSCRUTOR, INC.

Dated: August 6, 2009	By:	/S/ JESPER TOFT
Jesper Toft Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer