Form 10-Q
period 2009-09-30
METHA ENERGY SOLUTIONS INC.
filed 2009-11-16
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                        to

Commission file number 333-152539

Metha Energy Solutions Inc.
 (Name of Small Business Issuer in Its Charter)

DELAWARE	32-0251358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY 10022
(Address of Principal Executive Offices) (Zip Code)

212-231-8526
(Issuer's Telephone Number, including Area Code)

Inscrutor, Inc.
(Former name or address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009: 22,620,030 shares of common stock.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2009

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2009 (Unaudited) and as of December 31, 2008	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008 (Unaudited), and for the Period from April 18, 2008 (Inception) through September 30, 2009 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' (Deficit) Equity for the period from April 18, 2008 (Inception) through December 31, 2008 and the nine months ended September 30, 2009 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited) and the Period from April 18, 2008 (Inception) through September 30, 2009 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$81,182	$49
Accounts receivable	-	9,000
Prepaid expenses	860	-

Total Current Assets	82,042	9,049

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $709 and $261,
respectively	1,080	1,528

Other Assets:
Security deposits	465	465
Investment in Serenergy	402,780	-

TOTAL ASSETS	$486,367	$11,042

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$58,470	$17,618
Accrued expenses - related party	11,294	3,000
Loans payable - related party	2,853	2,853
Notes payable - related party	46,780	45,000

TOTAL LIABILITIES	119,397	68,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and none to be issued	100	-
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
21,600,030 and 11,350,030 shares to be issued, respectively	21,600	11,350
Additional paid-in capital	655,694	73,624
Accumulated deficit during the development stage	(310,524)	(142,503)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	366,970	(57,429)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$486,367	$11,042

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	April 18, 2008 (Inception) - September 30, 2008	April 18, 2008 (Inception) - September 30, 2009

REVENUE - Related Party	$-	$9,000	$15,000	$12,000	$36,000

COST OF GOODS SOLD	-	3,450	5,750	4,600	13,800

GROSS PROFIT	-	5,550	9,250	7,400	22,200

Selling, general & administrative expenses:
Consulting fees and services - related party	14,000	53,000	20,000	55,000	78,000
Professional fees	101,000	56,321	128,522	56,321	207,696
Other general & administrative expenses	16,931	3,596	21,730	5,291	27,435
Total operating expenses	131,931	112,917	170,252	116,612	313,131

Loss from operations	(131,931)	(107,367)	(161,002)	(109,212)	(290,931)

Other expense:
Gain on Foreign Currency	2,615	-	2,615	-	2,615
Interest income	13	-	13	-	13
Interest expense	(681)	-	(2,020)	-	(3,289)
Bad debt expense	(7,000)	-	(7,000)	-	(7,000)
Total other expense	(5,053)	-	(6,392)	-	(7,661)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(136,984)	(107,367)	(167,394)	(109,212)	(298,592)

Provision for income taxes	-	-	627	-	627

NET LOSS	$(136,984)	$(107,367)	$(168,021)	$(109,212)	$(299,219)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted-average number of shares of common stock	15,138,073	11,349,052	12,626,587	11,329,575
to be issued

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 2009 (Unaudited) and the Period from April 18, 2008 (Inception) through December 31, 2008

								Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in	Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300	-	575,400

Common stock issued for professional services	250,000	250	-	-	-	-	14,750	-	15,000

In-kind contribution of interest expense	-	-	-	-	-	-	2,020	-	2,020

Net loss for the period ended September 30, 2009	-	-	-	-	-	-	-	(168,021)	(168,021)

Balance September 30, 2009	21,600,030	$21,600	100,000	$100	100,000	$100	$655,694	$(310,524)	$366,970

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2009	For the Period April 18, 2008 (Inception) - September 30, 2008	For the Period April 18, 2008 (Inception) - September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,021)	$(109,212)	$(299,219)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	50,000	50,000
Common stock Issued for services - related party and professional fees	15,000	22,500	37,500
In-kind contribution of interest expense	2,020	-	3,289
Bad debt expense	7,000	-	7,000
Amotization expense	448	-	709
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	2,000	(3,000)	(7,000)
Increase in other assets	(860)	(965)	(1,325)
Increase in accounts payable and accrued expenses	49,146	11,767	69,764
NET CASH USED IN OPERATING ACTIVITIES	(93,267)	(28,910)	(139,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(1,789)
Serenergy Equity investment	(402,780)	-	(402,780)
NET CASH USED IN INVESTING ACTIVITIES	(402,780)	-	(404,569)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	575,400	-	575,400
Proceeds from loans payable -related party	-	1,064	2,853
Proceeds from notes payable - Toft Aps. Related party	1,780	45,000	46,780
NET CASH PROVIDED BY FINANCING ACTIVITIES	577,180	46,064	625,033

NET INCREASE IN CASH	81,133	17,154	81,182
Cash, beginning of period	49	-	-
Cash, END OF PERIOD	$81,182	$17,154	$81,182

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Inscrutor, Inc.  (“Inscrutor” ), a development stage Company, was incorporated on April 18, 2008 under the laws of the State of Delaware. Inscrutor changed its name to Metha Energy Solutions, Inc. (“Metha Energy” or “the Company” or “formerly Inscrutor”) on October 12, 2009. The Company will in the future focus on business within the area of alternative energy technology and related opportunities. The agreement between the Company and Serenergy giving the Company the exclusive rights to commercialize Serenergy's patent-pending fuel cell technology to the global segment of vehicles, as well as exclusively in all segments of the US, Canada, Israeli markets, and to the United Nations organization, will be the starting-point of such activities. The Company plans to derive revenue from sales of these fuel cell products and related customized projects. From the end of August, 2009, in connection with entering the agreement with Serenergy the Company decided to cease any further activity in the area of sophisticated data-mining technology. Activities during the development stage involve developing the business plan and raising capital.

The technology that the Company owns was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. Prior to that time, Inscrutor was a wholly-owned subsidiary of Visator. Inscrutor was spun out from Visator with the purpose of ensuring optimal value-creation for the shareholders of both Inscrutor and Visator.  According to the terms of the Separation Agreement, Visator decided to distribute the common stock of Inscrutor on a 1-for-1 basis to the holders of Visator’s common and preferred stock (“the Distribution”). On June 1, 2008 (the "Distribution Date"), Visator transferred its shares of Inscrutor to the shareholders of record of Visator common stock and preferred stock at the close of business on May 30, 2008 (the "Record Date"), without any consideration being paid by such holders. As of October 9, 2008, the stock certificates were delivered to shareholders (See Note 8).  The Company derived revenue from a management services agreement with Visator.  The agreement with Visator expired on June 1, 2009 and was not renewed. As of September 30, 2009 the Company wrote off the $7,000 receivable balance from Visator as the balance was deemed uncollectible.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses from inception of $299,219.  In addition at September 30, 2009 current liabilities exceed current assets by $37,355 and net cash used in operations since inception is $139,282.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

Management believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern continued

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

Revenue recognition

The Company’s revenues are derived from advisory and technology consulting services related to software maintenance over the term of the agreements. The Company follows the guidance of the Securities and Exchange Commission’s FASB Accounting Standards Codification No. 605 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company paid $0 and $1,789, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of September 30, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

Income taxes

The Company follows FASB Accounting Standards Codification No. 740, Income Taxes. Under the asset and liability method of FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible and 100,000 Series B convertible Preferred shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of September 30, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105  is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have on a significant impact on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2009 (Unaudited) and December 31, 2008, property and equipment is as follows:

	September 30, 2009	December 31, 2008
Website costs	$1,789	$1,789
Less accumulated amortization	709	261
	$1,080	$1,528

Amortization expense for the nine months ended September 30, 2009 and the period from April 18, 2008 (inception) to September 30, 2009 was $448 and $709, respectively.

NOTE 4 – INVESTMENT AGREEMENT

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period will lapse in May 2010 if the Company has not raised $1,500,000. As of September 30, 2009, the Company has not raised any money under this agreement.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period will lapse in May 2010 if the Company has not raised $1,500,000. As of September 30, 2009, the Company has not raised any money under this agreement.

In connection with both agreements, the Company will set up a sales office in the United States which will provide the base of operation in order to develop potential customers within the Territory and within the Segment.

On August 27, 2009 the Company made an investment in Serenergy for 84,000 shares of Serenergy stock, or approximately 11% of the issued and outstanding shares, for approximately $402,000. The Company recognized the investment under the cost method of accounting.

On August 27, 2009 the Company sold to an investor 10,000,000 unregistered shares of the Company’s common stock,  and 100,000 shares of Series B Preferred stock, $.001 par value per share, for a approximately $575,000 ($0.06 per share). (See Note 8)

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt for consulting services related to the investment agreements.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $2,400 in consulting fees for the share issuance ($0.06 per share). (See Note 8)

NOTE 4 – INVESTMENT AGREEMENT CONTINUED

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to Jude Dixon for consulting services related to the investment agreements.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $12,600 in consulting fees for the share issuance ($0.06 per share). (See Note 8)

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at September 30, 2009.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2009, the Company had a cash balance of approximately $71,869 at a financial institution in Denmark.

Major Customer

For the three and nine months ended September 30, 2009 and the period from April 18, 2008 (inception) to September 30, 2009, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of none, $15,000 and $36,000, respectively.  This customer is also a related party.   The agreement expired on June 1, 2009 and was not renewed. The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk (See Note 11).

Accounts Receivable

As of September 30, 2009 and December 31, 2008, the Company has an accounts receivable balance of $0 and $9,000. An amount of $7,000 was owed by one customer, Visator, a related party. As of September 30, 2009, this amount will not be collected and an allowance was included on the books for this amount.(See Note 11).

NOTE 6 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

During the three months ended September 30, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

NOTE 7 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Notes 8 and 11).

NOTE 7 –NOTES PAYABLE – RELATED PARTIES CONTINUED

On August 18, 2008, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Notes 8 and 11).

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On July 2, 2008, the Company authorized the issuance of 20,000 shares of common stock to Anslow & Jaclin LLP for legal services related to the registration of the Company.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $10,000 in legal fees for the share issuance ($0.50 per share).

On July 2, 2008, the Company authorized the issuance of 25,000 shares of common stock to Profit Planners, Inc. for accounting services related to the registration of the Company.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $12,500 in consulting fees ($0.50 per share).

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for services is contingent upon the filing of the Company’s registration statement, which became effective on October 21, 2008.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $50,000 in consulting fees to Jesper Toft related to this issuance ($0.50 per share).

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

On August 27, 2009, of the 10,000,000 shares of preferred stock authorized with a par value of $.001, the Company designated 100,000 shares as Series B Convertible Preferred Stock (See Note 4).

The Series B Convertible Preferred stockholders are entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of April, July, October and January in each year (the “Quarterly dividend payment date”).  The quarterly dividend payment date could begin after the first issuance of a share of Series B Convertible Preferred Stock.  The Series B Convertible Preferred stockholders are entitled to 1 vote per each share they hold on all matters submitted to a vote of the stockholders of the Company.  At any time on or after the issuance date, the holders of Series B Convertible Preferred shares may convert a portion or all of their shares into Common stock on a one to one basis. The preference on dividends is limited to the amount invested.

On August 27, 2009 the Company sold an investor 10,000,000 shares of common stock with a par value of $.001 and 100,000 shares of Series B Convertible Preferred stock with a par value of $.001, for approximately $575,000 ($0.06 per share). (See Note 4)

NOTE 8 – STOCKHOLDERS’ EQUITY CONTINUED

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt from IT Ventures for finance consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share). (See Note 4)

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to Jude Dixon for consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded the fair value of $12,600 in consulting fees ($0.06 per share). (See Note 4)

At September 30, 2009 and December 31 2008, $2,020 and $1,269, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 9 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of nine months ended September 30, 2009 and the period from April 18, 2008 (inception) to September 30, 2009, the Company has recorded revenue of $15,000 and $36,000, respectively to reflect five and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed (See Notes 9 and 10).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month. As of September 30, 2009, the Company has recorded a related party liability of $11,294 under these agreements and expenses of $28,000 (See Note 11).

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with Jude Dixon to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.  As of September 30, 2009, the Company has recorded a liability, net of repayment, of $6,772 and an expense of $13,800 based on this agreement and the agreement was not renewed.

On September 1, 2009, the Company entered into a consulting agreement with Michael Olson to provide maintenance services from September 1, 2009 to February 28, 2010 at a rate of approximately $5,000 per month.  As of September 30, 2009, the Company has recorded a liability of approximately $2,000 and an expense of approximately $5,000 based on this agreement.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to September 30, 2009, the Company had one customer, Visator, who individually accounted for 100% of total revenues in the amount of $36,000.  This customer is also a related party (See Note 5).

NOTE 11 – RELATED PARTY TRANSACTIONS CONTINUED

As of September 30, 2009 and December 31, 2008, the Company has an accounts receivable balance of $0 and $9,000, respectively. These amounts are owed by one customer, Visator, a related party (See Note 5).  As of September 30, 2009, the Company wrote off the $7,000 receivable balance from Visator as the balance was deemed uncollectible and the relationship between the Company and Visator was terminated.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of September 30, 2009, the Company has recorded a related party liability of $11,294 under this agreement and expenses of $28,000 (See Note 10).

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 6).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 6).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 6).

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 7).

On August 18, 2008, the Company executed a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest (See Note 7).

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The note is due on demand, unsecured and bears no interest (See Note 6).

During the three months ended September 30, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 6).

At September 30, 2009 and December 31 2008, $2,020 and $1,269, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 12 – SUBSEQUENT EVENTS

In preparing these condensed financial statements, we have evaluated events and transactions for potential recognition through November 16, 2009, the date the financial statements were issued.

Effective October 12, 2009, the Company changed their name to Metha Energy Solutions Inc. (OTCBB: MGYS).

NOTE 12 – SUBSEQUENT EVENTS CONTINUED

On October 29, 2009, the Company issued 20,000 shares to Liselotte Jensen for services performed with a fair value of $1,200 ($0.06 per share).

On November 9, 2009, the Company issued 500,000 shares to Robert J. Lynch, Jr., a new board member, with a fair value of $30,000 ($0.06 per share).

On November 9, 2009, the Company issued 500,000 shares to David J.P. Meachin, a new board member, with a fair value of $30,000 ($0.06 per share).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Company will in the future focus on business within the area of alternative energy technology and related opportunities. The agreement between the Company and Serenergy giving the Company the exclusive rights to commercialize Serenergy's patent-pending fuel cell technology to the global segment of vehicles, as well as exclusively in all segments of the US, Canada, Israeli markets, and to the United Nations organization, will be the starting-point of such activities. The Company plans to derive revenue from sales of these fuel cell products and related customized projects. From the end of August, 2009, in connection with entering the agreement with Serenergy the Company decided to cease any further activity in the area of sophisticated data-mining technology.

Results of Operations

For the three and nine months ended September 30, 2009 and the period from April 18, 2008 (Inception) through September 30, 2009, we had management service revenue of $0, $15,000 and $36,000, respectively, as compared to $9,000 and $12,000 for the three months ended September 30, 2008 and the period from April 18, 2008 (Inception) to September 30, 2008. The increase in management service revenue in 2009 versus 2008 was due to the agreement the Company had Visator for $3,000 per month for services being outstanding for five months in 2009, versus four month in 2008. The agreement began on June 1, 2008 and expired on June 1, 2009 and was not renewed. The related entity and cost of goods related to this service revenue was $0, $5,750 and $13,800 for the three and nine months ended September 30, 2009 and the period from April 18, 2008 (Inception) through September 30, 2009 respectively, as compared to $3,450 and $4,600 for the three months ended September 30, 2008 and the period from April 18, 2008 (Inception) to September 30, 2008 due to consulting labor. The increase in 2009 versus 2008 was due to the consulting agreement the Company entered into with Jude Dixon to provide maintenance services being outstanding for five months in 2009 versus one month in 2008. The agreement began from June 1, 2008 to May 31, 2009 and was not renewed.

For the three and nine months ended September 30, 2009 and the period from April 18, 2008 (Inception) through September 30, 2009, operating expenses totaled $131,931, $170,252 and $313,131, respectively, compared to $112,917 and $116,612 for the three months ended September 30, 2008 and the period from April 18, 2008 (Inception) to September 30, 2008. The increase in operating expenses were mainly due to the accounting, audit, consulting and legal expenses of $128,522 that the Company incurred in 2009 versus $56,321 for same period in 2008.  The increase in selling, general and administrative expenses in 2009 versus 2008 is due to finance consulting expenses of $43,385 for the three and nine months ended September 30, 2009 for the equity investment in Serenergy.  The net loss was $136,984, $168,021 and $299,219 for three and nine months ended September 30, 2009 and the period from April 18, 2008 (Inception) through September 30, 2009 respectively, as compared to $107,367 and $109,212 for the three months ended September 30, 2008 and the period from April 18, 2008 (Inception) to September 30, 2008. The increase in net loss was mainly due to the Company operating for nine months in 2009 versus five and one-half months in 2008 since the Company incorporated on April 18, 2008.

For the three and nine months ended September 30, 2009 and the period from April 18, 2008 (Inception) through September 30, 2009, we also had interest expense of $681, $2,020 and $3,289, respectively, related to in-kind contribution of interest on non-interest bearing loans payable-related party. For the period from April 18, 2008 (Inception) to September 30, 2008, we had interest expense of $0. The increase in interest expense in 2009 versus 2008 is due to the loans payable to related parties that were entered into in the third quarter of 2008.

Capital Resources and Liquidity

As of September 30, 2009, we had cash of $81,182. While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

Operating activities used $93,267, $28,910 and $139,282, respectively of cash during the nine months ended September 30, 2009, for the period from April 18, 2008 (Inception) through September 30, 2008 and the period from April 18, 2008 (Inception) through September 30, 2009. We had a net loss of $168,021, $109,212 and $299,219, respectively. We had a decrease in accounts receivable of $2,000, and an increase of accounts receivable of $3,000 and $7,000 and in other assets of $860, $965 and $1,325, respectively offset by an increase in accounts and accrued expenses payable of $49,146, $11,767 and $69,764, respectively. In addition, we had $0, $50,000 and $50,000 of series A convertible preferred stock issued for services – related party, $15,000, $22,500 and $37,500 of stock issued for consulting fees and services – related party and professional fees, in-kind contribution of interest for loans payable – related party of $2,020, $0 and $3,289, bad debt expense of $7,000, $0 and $7,000 and depreciation expense of $448, $0 and $709, respectively.

Investing Activities

We used $402,780, $0 and $404,569, respectively, of cash in our investing activities during the nine months ended September 30, 2009, and for the period from April 18, 2008 (Inception) through September 30, 2008 and the period from April 18, 2008 (Inception) through September 30, 2009.  We used $402,780, $0 and $402,780, respectively, of cash for our Serenergy equity investment during the nine months ended September 30, 2009, and for the period from April 18, 2008 (Inception) through September 30, 2008 and the period from April 18, 2008 (Inception) through September 30, 2009.

Financing Activities

We had $577,180, $46,064 and $625,033, respectively, of cash provided by our financing activities during the nine months ended September 30, 2009, and the period from April 18, 2008 (Inception) through September 30, 2008 and the period from April 18, 2008 (Inception) through September 30, 2009. We had $575,400, $0 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $0, $1,064 and $2,853, respectively, of proceeds of loans payable to related party and $1,780, $45,000 and $46,780, respectively, of proceeds of loans payable to Toft Aps related party.

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

Revenue recognition

Our revenues are derived from advisory and technology consulting services related to software maintenance that we recognize over the term of the agreements. We follow the guidance of the Securities and Exchange Commission’s FASB Accounting Standards Codification No. 605 for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of September 30, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

Income taxes

We follow FASB Accounting Standards Codification No. 740, Income Taxes. Under the asset and liability method of FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company's net deferred tax asset, due to uncertainty of realization.

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of September 30, 2009 and 2008.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860 Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105  is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have on a significant impact on the Company’s financial statements.

Off-Balance sheet arrangements

At September 30, 2009, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

On August 27, 2009, of the 10,000,000 shares of preferred stock authorized with a par value of $.001, the Company designated 100,000 shares as Series B Convertible Preferred Stock.

The Series B Convertible Preferred stockholders are entitled to receive, when and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of April, July, October and January in each year (the “Quarterly dividend payment date”).  The quarterly dividend payment date could begin after the first issuance of a share of Series B Convertible Preferred Stock.  The Series B Convertible Preferred stockholders are entitled to 1 vote per each share they hold on all matters submitted to a vote of the stockholders of the Company.  At any time on or after the issuance date, the holders of Series B Convertible Preferred shares may convert a portion or all of their shares into Common stock on a one to one basis. The preference on dividends is limited to the amount invested.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Continued

On August 27, 2009 the Company sold an investor 10,000,000 shares of common stock with a par value of $.001 and 100,000 shares of Series B Convertible Preferred stock with a par value of $.001, for approximately $575,000.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt for finance consulting services related to raising money for the Company for the fair value of $2,400.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to Jude Dixon for consulting services related to raising money for the Company for the fair value of $12,600. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Effective October 12, 2009, Inscrutor, Inc. changed their name to Metha Energy Solutions Inc. (OTCBB: MGYS).

Item 6.	Exhibits and Reports on Form 8-K

(a)       Exhibit Index

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1 Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2 Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

(b)       Reports of Form 8-K

On September 8, 2009 the Company filed an 8k based on a distribution agreement.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)

Dated: November 16, 2009	By:	/S/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer