Form 10-K
period 2009-12-31
METHA ENERGY SOLUTIONS INC.
filed 2010-03-31
CIK 1440760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number l-9224

Metha Energy Solutions Inc.
(Exact Registrant as specified in Its Charter)

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
Yes ☐         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2009 (the last business day of the registrant’s most recently completed second quarter) was $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2010
Common Stock, $.001 par value per share	22,620,030 shares

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

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

Item 1.  Business

General

We are a Delaware Corporation founded in April 2008.  We changed our name to Metha Energy Solutions Inc. (“Metha Energy” or “the Company” or “formerly Inscrutor”) on October 12, 2009.  We focus our business on commercializing advanced fuel cell technology.   We have secured the rights for such patent pending products and we represent these products in the North American market and within the global vehicle segment.

We were founded  in April 2008 as Inscrutor, Inc.  (“Inscrutor”), a development stage company. The technology that we owned was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. Prior to that time, Inscrutor was a wholly-owned subsidiary of Visator. Inscrutor was spun out from Visator with the purpose of ensuring optimal value-creation for the shareholders of both Inscrutor and Visator.  According to the terms of the Separation Agreement, Visator decided to distribute the common stock of Inscrutor on a 1-for-1 basis to the holders of Visator’s common and preferred stock (“the Distribution”). On June 1, 2008 (the "Distribution Date"), Visator transferred its shares of Inscrutor to the shareholders of record of Visator common stock and preferred stock at the close of business on May 30, 2008 (the "Record Date"), without any consideration being paid by such holders. As of October 9, 2008, the stock certificates were delivered to shareholders (See Note 8).  The Company derived revenue from a management services agreement with Visator.  We no longer pursue any commercialization of software/technology nor do we invest in it.

From the end of August, 2009, in connection with entering the agreement with Serenergy the Company decided to cease any further activity in the area of sophisticated data-mining technology.

Marketing

Our products are sold to a number of different application areas where customers and research institutes are testing them for potential future implementation. We communicate mainly through our website www.methaenergy.com and direct customer communication via e-mail and phone.

Competition

There are multiple companies which offer different kinds of fuel cell technologies. These different kinds of fuel cells technologies vary in attractiveness regarding different features.  The fuel cell segment is not a new segment/industry.  This is a highly competitive market.

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

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

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

WE HAVE HAD TWO CUSTOMERS WHO HAVE ACCOUNTED FOR 81% AND 19%, RESPECTIVELY, OF OUR TOTAL REVENUES IN 2009.

We currently have two customers, who account for 81% and 19% of total revenues, respectively.  One of those customers is Visator, a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed. While we believe our relationship with the other customer is stable, a significant decrease or interruption in business from our significant customer could have a material adverse effect on our business, financial condition and results of operations. We plan to greatly expand our customer base in the upcoming year to mitigate this risk.

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

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “MGYS”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period since inception.

Fiscal year ended December 31, 2009	High	Low
Quarter Ended
December 31, 2009	$0	$0
September 30, 2009	$0	$0
June 30, 2009	$0	$0
March 31, 2009	$0	$0

Fiscal year ended December 31, 2008
Quarter Ended
December 31, 2008	$0	$0
September 30, 2008	$0	$0
April 18, 2008 (Inception) - June 30, 2008	$0	$0

Holders of Our Common Stock

As of the date of this annual report, we had 60 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Item 6.  Selected Financial Data

	Twelve months ended December 31, 2009	April 18, 2008 (Inception) - December 31, 2008	April 18, 2008 (Inception) - December 31, 2009
Statement of Operations Data:
Revenue	$65,000	$-	$65,000
Revenue-Related Party	15,000	21,000	36,000
	80,000	21,000	101,000
Cost of goods sold	61,750	8,050	69,800
Gross profit	$18,250	$12,950	$31,200
Gross margin	23%	62%	31%
Selling, general & administrative expenses	290,903	142,879	433,782
Loss from operations	$(272,653)	$(129,929)	$(402,582)
Operating expense (as % of revenue)	364%	680%	429%
Total other expense	(7,048)	(1,269)	(8,317)
Net loss before provision for income taxes	(279,701)	(131,198)	(410,899)
Provision for income taxes	-	-	-
Net loss	$(279,701)	$(131,198)	$(410,899)
Net loss per share	$(0.02)	$(0.01)

Balance Sheet Data:	December 31, 2009	December 31, 2008
Total assets	$476,070	$11,042
Total liabilities	215,741	68,471
Working capital deficiency	(144,956)	(59,422)
Stockholders' equity (deficit)	260,329	(57,429)

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

Plan of Operation

We are in the process of acquiring financing. The proceeds from the financing will be invested in building two sales departments, one for the North-American auto industry and  one for the international auto industry.  This will create the basis for having a sales organization, which we have to comply with based on our agreements.  We aim at having such financing in place before the end of the third quarter 2010.

The Company will in the future focus on business within the area of alternative energy technology and related opportunities. The agreement between the Company and Serenergy gives the Company the exclusive rights to commercialize Serenergy's patent-pending fuel cell technology to the global segment of vehicles, as well as exclusively in all segments of the US, Canada and Israeli markets, and to the United Nations organization, will be the starting-point of such activities. The Company plans to derive revenue from sales of these fuel cell products and related customized projects.

Results of Operations.

Year Ended December 31, 2009 and the Period from April 18, 2008 (Inception) to December 31, 2008

For the year ended December 31, 2009 and the period from April 18, 2008 (Inception) through December 31, 2008, we had revenue of $80,000 as compared to $21,000 for the period from April 18, 2008 (Inception) to December 31, 2008. The increase in revenue in 2009 versus 2008 was partially due to $65,000 sale of fuel cell technology in 2009 and also due to the agreement the Company had with Visator for $3,000 per month for services being outstanding for five months in 2009, versus seven  months in 2008. The agreement began on June 1, 2008 and expired on June 1, 2009 and was not renewed. The cost of goods related to revenue was $61,750 for the year ended December 31, 2009 as compared to $8,050 for the period from April 18, 2008 (Inception) to December 31, 2008 due to consulting labor. The increase in 2009 versus 2008 was partially due to $56,000 of costs incurred related to the sale of the fuel cell technology in 2009 and also due to the consulting agreement the Company entered into with Jude Dixon to provide maintenance services being outstanding for five months in 2009 versus seven months in 2008. The agreement began from June 1, 2008 to May 31, 2009 and was not renewed.

For the year ended December 31, 2009, operating expenses totaled $290,903 compared to $142,879 for the period from April 18, 2008 (Inception) to December 31, 2008. The increase in operating expenses were mainly due to the accounting, audit, consulting, finance consulting and legal expenses of $180,730 that the Company incurred in 2009 versus $79,174 for the  period from April 18, 2008 (inception) to December 31, 2008.  The increase in selling, general and administrative expenses in 2009 versus 2008 is due to finance consulting expenses of $60,344 for the equity investment in Serenergy and board members fees of $3,158 for the new board members in 2009.  The net loss was $279,701 for the year ended December 31, 2009 as compared to $131,198 for the period from April 18, 2008 (Inception) to December 31, 2008. The increase in net loss was mainly due to the Company operating for twelve months in 2009 versus eight and one-half months in 2008 since the Company incorporated on April 18, 2008.

For the year ended December 31, 2009 we also had interest expense of $2,701 related to in-kind contribution of interest on non-interest bearing loans payable-related party. For the period from April 18, 2008 (Inception) to December 31, 2008, we had interest expense of $1,269. The increase in interest expense in 2009 versus 2008 is due to the loans payable to related parties that were entered into in the third quarter of 2008.

Capital Resources and Liquidity

As of December 31, 2009, we had cash of $5,785.  As of December 31, 2008, we had cash of $49.  While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

Operating activities used $167,517, $46,015 and $213,532, respectively of cash during the year ended December 31, 2009 and for the period from April 18, 2008 (Inception) through December 31, 2008 and the period from April 18, 2008 (Inception) through December 31, 2009. We had a net loss of $279,701, $131,198 and $410,899 during the year ended December 31, 2009 and for the period from April 18, 2008 (Inception) through December 31, 2008 and the period from April 18, 2008 (Inception) through December 31, 2009, respectively. We had an increase in accounts receivable of $56,000, none and $65,000, in accounts receivable-related party of $7,000, $9,000 and $7,000 and in other assets of $0, $465 and $465, respectively offset by an increase in accounts and accrued expenses payable of $118,747, $17,618 and $136,365, and an increase in accounts and accrued expenses payable-related party of $26,743, $3,000 and $29,742, respectively.  In addition, we had $0, $50,000 and $50,000 of series A convertible preferred stock issued for services – related party, $19,358, $22,500 and $41,858 of stock issued for consulting fees and services – related party, professional and board fees, in-kind contribution of interest for loans payable – related party of $2,701, $1,269 and $3,970, bad debt expense of $7,000, $0 and $7,000 and depreciation and amortization expense of $635, $261 and $896, respectively.

Investing Activities

We used $403,927, $1,789 and $405,716, respectively, of cash in our investing activities during the year ended December 31, 2009, and for the period from April 18, 2008 (Inception) through December 31, 2008 and the period from April 18, 2008 (Inception) through December 31, 2009.  We used $402,780, $0 and $402,780, respectively, of cash for our Serenergy equity investment and $1,147, $1,789 and $2,936, respectively, for the purchase of property, plant and equipment during the year ended December 31 2009, and for the period from April 18, 2008 (Inception) through December 31, 2008 and the period from April 18, 2008 (Inception) through December 31, 2009.

Financing Activities

We had $577,180, $47,853 and $625,033, respectively, of cash provided by our financing activities during the year ended December 31, 2009, and the period from April 18, 2008 (Inception) through December 31, 2008 and the period from April 18, 2008 (Inception) through December 31, 2009. We had $575,400, $0 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $0, $2,853 and $2,853, respectively, of proceeds of loans payable to related party and $1,780, $45,000 and $46,780, respectively, of proceeds of notes payable to Toft Aps related party.

Off-Balance sheet arrangements

At December 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements.

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

We are not aware of any pending claims for sanctions against us based upon the failure to properly register such shares under the Securities Act of 1933. Nevertheless, it is possible that it could be determined that such shares may not have been exempt from registration and that we may be subject to sanctions and possible civil penalties.  In the event that a shareholder brings a claim against us for failure to properly register these shares it could have an adverse affect on our results of operations and financial condition since we would need to pay fees to defend such claim or pay damages if the shareholder is successful in their claim against us.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred net losses from inception of $410,899.  In addition at December 31, 2009 current liabilities exceed current assets by $144,956 and net cash used in operations is $167,517.  These factors raise substantial doubt about our ability to continue as a going concern.

Management is pursuing other business relationships and believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

In February 2010, we raised gross proceeds of $45,525 through the issuance of a note payable to IT Venture ApS for the purpose of funding operating expenses. We raised gross proceeds of $1,072 through the issuance of a note payable to Jesper Toft in January 2010 for the purpose of funding operating expenses.

However, there can be no assurance that the raising of debt or equity will be successful and that our anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

The Company’s revenues are derived from the sale of fuel cell technology The Company follows the guidance of the Securities and Exchange Commission’s FASB Accounting Standards Codification No. 605 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the item has been shipped and collectability is reasonably assured.

The payment terms for the sale of fuel cell technology is 50% of the payment (“first payment”) is due when the order is placed.  Items are shipped and revenue is recognized once the first payment is received. The remaining 50% is due 30 days after the delivery of the fuel cell technology.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of December 30, 2009 and 2008.

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

Item 9A.   Controls and Procedures.

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fourth fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this  Report.

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

(c)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officer’s and director’s and their respective ages as of March 22, 2010 are as follows:

NAME	AGE	POSITION

Jesper Toft	39	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer

David J.P. Meachin	69	Member of the Board of Directors

Robert J. Lynch, Jr.	76	Member of the Board of Directors

Set forth below is a brief description of the background and business experience of our sole executive officer and our directors for the past five years.

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

Term of Office

Our sole executive officer and one of our directors, Jesper Toft, was appointed to the offices of Chief Executive Officer, Chief Financial Officer and Chairman on April 18, 2008 until the first board meeting of the board of directors ensuing after the next annual meeting of shareholders and until their respective successors in said offices are duly elected and qualified or until his earlier resignation or removal by the board.

David J.P. Meachin, Member of the Board of Directors

Mr. Meachin has has served on public company boards for over 15 years, during which time he has been a member of the executive committee, chairman of the audit committee, and member of the compensation and governance committees.  Mr. Meachin is founder, chairman, and CEO of Cross Border Enterprises, L.L.C., a New York based internationally-oriented boutique investment bank focused on the needs of technology companies. Prior to founding the firm he spent 20 years on Wall Street as a Managing Director in Investment Banking at Merrill Lynch and previously at Salomon Brothers, during which time he lived and worked in New York, London and Tokyo.  David Meachin received his MBA with Distinction from Harvard Business School.

Term of Office

One of our directors, David J.P. Meachin, was appointed to the office of board member on October 30, 2009 for a three year term.

Robert J. Lynch, Jr., Member of the Board of Directors

Mr. Lynch has developed strong and lasting business relationships and experience over more than thirty years covering the U.S., Europe and Latin America - particularly in the fields of business development, M&A, finance and marketing. He has served on public and private corporate boards and their special committees. Robert Lynch has also acted as advisor/ strategist for many of the boards he has served on. Among these boards have been prominent engineering and contracting firms in the US and Europe as well as the boards of industrial development banks in Latin America and in Washington, DC.

Term of Office

One of our directors, Robert J. Lynch, Jr., was appointed to the office of board member on October 30, 2009 for a three year term.

Item 11.  Executive Compensation

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers earned by us during the period from April 18, 2008 (Inception) to December 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jesper Toft:
CEO, CFO,	2009	56,000	0	0	0	0	0	0	56,000
Chairman	2008	8,000	0	50,000	0	0	0	0	58,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the years ended December 31, 2009 and 2008 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the named executive officer in the last two completed fiscal years under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.  The directors were paid a total of $3,158 and none  in the year ending December 31, 2009 and the period from April 18, 2008 (Inception) to December 31, 2008.

Name and Principal Position	Year	Stock Awards ($)	Totals ($)

Jesper Toft:	2009	-	-
CEO, CFO, Chairman	2008	-	-

David J.P. Meachin	2009	1,579	1,579
Director	2008	-	-

Robert J. Lynch, Jr.	2009	1,579	1,579
Director	2008	-	-

Employment Agreements

As of December 31, 2009, we do not have an employment agreement in place with our sole officer and chairman of our board of directors.

Board of Director Agreements

 On October 30, 2009, the Company entered into two Board of Director Agreements, with Robert J. Lynch Jr. and David J.P. Meachin, respectively, that lasts until December 31, 2012.  During October 2009, the Company issued 1,000,000 in total to these two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the year ended December 31, 2009, the Company has recognized board compensation expense of $3,158 under the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our shares to be issued of common stock as of March 30, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Toft ApS Roennegade 9, 2100 Copenhagen Oe, Denmark	10,000,000	44.21% (1)

Common Stock	All executive officers and directors as a group	11,000,000	48.63% (1)

Common Stock	ViMachel Londegaardsvei 9 2900 Hellerup, Denmark	10,000,000	44.21% (1)

Series A Convertible Preferred Stock	Jesper Toft Frisersvej 22 C 2920 Copenhagen Oe, Denmark	100,000	100.00%

Series Convertible B Preferred Stock	ViMachel Londegaardsvei 9 2900 Hellerup, Denmark	100,000	100.00%

(1)  Based upon 22,620,030 common shares issued and outstanding as of March 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The agreement with Visator regarding the Separation and Distribution Agreement is no longer relevant as our prior activities have been stopped.  On May 30, 2008, pursuant to a Separation and Distribution Agreement, we were spun out from Visator, Inc., ceasing to be their wholly owned subsidiary.  Visator was one of two customers.  The agreement with Visator expired on June 1, 2009 and was not renewed.

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

On July 16, 2008, we authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer, at its par value of $0.001.  This compensation was for services rendered in relation to the filing of the Company’s registration statement. As of December 31, 2008, the Company had recorded the fair value of $50,000 as a consulting fee to Jesper Toft.

On August 18, 2008, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest.

During 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2009 were $13,238.  Audit fees for 2008 were $8,933.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s registration and annual statements, for review of interim financial statements included in quarterly reports and services that are normally provided by Webb & Company P.A. in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur non audit related fees from Webb & Company P.A. in 2009 or 2008.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from Webb & Company P.A. in 2009 or 2008.  Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

The Company did not incur any other fees from Webb & Company P.A. in 2009 or 2008.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits and Financial Statements

(1)      Financial Statements.  See Index to Financial Statements

(2)      Financial Statement Schedules. See pages 15 through 27, attached

(3)       Exhibits

METHA ENERGY SOLUTIONS INC.
(FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm	16

Balance Sheets at December 31, 2009 and December 31, 2008	17

Statements of Operations for the Year ended December 31, 2009, the Period from April 18, 2008 (Inception) through December 31, 2008 and the Period from April 18, 2008 (Inception) through December 31, 2009	18

Statement of Changes in Stockholders' Equity (Deficit) for the period from April 18, 2008 (Inception) through December 31, 2009	19

Statements of Cash Flows for the Year ended December 31, 2009, the Period from April 18, 2008 (Inception) through December 31, 2008 and the Period from April 18, 2008 (Inception) through December 31, 2009	20

Notes to the Financial Statements	21-27

Webb & Company, PA.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Metha Energy Solutions Inc.(f/k/a Inscrutor, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Metha Energy Solutions Inc. (f/k/a Inscrutor Inc.) (a Development Stage Company) (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, the period April 18, 2008 (Inception) to December 31, 2008 and the period April 18, 2008 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metha Energy Solutions Inc. (f/k/a Inscrutor Inc.) (a Development Stage Company) as of December 31, 2009 and 2008 and the related statement of operations and cash flows for the year ended December 31, 2009, the period April 18, 2008 (Inception) to December 31, 2008 and the period April 18, 2008 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with a net loss since inception of $410,899, a working capital deficiency of $144,956 and net cash used in operations since inception of $213,532. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 16, 2010

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Balance Sheet at December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008

ASSETS
Current Assets:
Cash	$5,785	$49
Accounts receivable, net	65,000	9,000

Total Current Assets	70,785	9,049

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $858 and $261,
respectively	931	1,528
Computer equipment, net of accumulated depreciation of $38 and none,
respectively	1,109	-
	2,040	1,528

Other Assets:
Security deposit	465	465
Investment in Serenergy	402,780	-

TOTAL ASSETS	$476,070	$11,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$136,365	$17,618
Accrued expenses - related party	29,743	3,000
Loans payable - related party	2,853	2,853
Notes payable - related party	46,780	45,000

TOTAL LIABILITIES	215,741	68,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and none to be issued	100	-
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 11,350,030 shares to be issued, respectively	22,620	11,350
Additional paid-in capital	716,555	73,624
Deferred Compensation	(56,842)	-
Accumulated deficit during the development stage	(422,204)	(142,503)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	260,329	(57,429)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$476,070	$11,042

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations
For the Year ended December 31, 2009 and the Period from April 18, 2008 (Inception) through December 31, 2008 and
Period from April 18, 2008 (Inception) through December 31, 2009

	Twelve months ended December 30, 2009	April 18, 2008 (Inception) - December 31, 2008	April 18, 2008 (Inception) - December 31, 2009

REVENUE	$65,000	$-	$65,000
REVENUE - Related Party	15,000	21,000	36,000
	80,000	21,000	101,000

COST OF GOODS SOLD	61,750	8,050	69,800

GROSS PROFIT	18,250	12,950	31,200

Selling, general & administrative expenses:
Consulting fees and services - related party	56,000	58,000	114,000
Professional fees	180,731	79,174	259,905
Board member fees	3,158	-	3,158
Other general & administrative expenses	51,014	5,705	56,719
Total operating expenses	290,903	142,879	433,782

Loss from operations	(272,653)	(129,929)	(402,582)

Other expense:
Gain on Foreign Currency	2,628	-	2,628
Interest income	25	-	25
Interest expense	(2,701)	(1,269)	(3,970)
Bad debt expense-related party	(7,000)	-	(7,000)
Total other expense	(7,048)	(1,269)	(8,317)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(279,701)	$(131,198)	(410,899)

Provision for income taxes	-	-	-

NET LOSS	$(279,701)	(131,198)	$(410,899)

Basic and diluted net loss per weighted-average shares common stock	$(0.02)	$(0.01)

Basic and diluted weighted-average number of shares of common stock to be issued	14,899,336	11,336,898

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders' Equity (Deficit)
For the Period from April 18, 2008 (Inception) through December 31, 2009

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in	Deferred	Accum-ulated Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compe-nsation	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-		$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900		-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455		-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269		-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-		(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624	-	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300		-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	74,930	(56,842)	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	2,701		-	2,701

Net loss for the year ended December 31, 2009									(279,701)	(279,701)

Balance December 31, 2009	22,620,030	$22,620	100,000	$100	100,000	$100	$716,555	$(56,842)	$(422,204)	$260,329

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows
For the Year ended December 31, 2009, the Period from April 18, 2008 (Inception) through December 31, 2008 and the
Period from April 18, 2008 (Inception) through December 31, 2009

	Twelve months ended December 31, 2009	For the Period April 18, 2008 (Inception) - December 31, 2008	For the Period April 18, 2008 (Inception) - December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(279,701)	$(131,198)	$(410,899)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	50,000	50,000
Common stock Issued for services - related party, professional and board fees	19,358	22,500	41,858
In-kind contribution of interest expense	2,701	1,269	3,970
Bad debt expense-related party	7,000	-	7,000
Depreciation and Amortization expense	635	261	896
Changes in operating assets and liabilities:
Increase in accounts receivable	(56,000)	-	(65,000)
Increase in accounts receivable-related party	(7,000)	(9,000)	(7,000)
Increase in other assets	-	(465)	(465)
Increase in accounts payable and accrued expenses	118,747	17,618	136,365
Increase in accounts payable and accrued expenses-related party	26,743	3,000	29,743
NET CASH USED IN OPERATING ACTIVITIES	(167,517)	(46,015)	(213,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(1,147)	(1,789)	(2,936)
Serenergy Equity investment	(402,780)	-	(402,780)
NET CASH USED IN INVESTING ACTIVITIES	(403,927)	(1,789)	(405,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	575,400	-	575,400
Proceeds from loans payable -related party	-	2,853	2,853
Proceeds from notes payable - Toft Aps. related party	1,780	45,000	46,780
NET CASH PROVIDED BY FINANCING ACTIVITIES	577,180	47,853	625,033

NET INCREASE IN CASH	5,736	49	5,785
Cash, beginning of period	49	-	-
Cash, END OF PERIOD	$5,785	$49	$5,785

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Effective October 12, 2009, the Company changed their name to Metha Energy Solutions Inc.  (“Metha Energy” or “the Company” or “formerly Inscrutor”) (OTCBB: MGYS).  Metha Energy focuses the business on commercializing advanced fuel cell technology.   The Company has secured the rights to distribute for such patent pending products and represent these products in the North American market and within the global vehicle segment.  Activities during the development stage involve developing the business plan and raising capital.

The Company was founded  as Inscrutor, Inc.  (“Inscrutor”), a development stage company, that was incorporated on April 18, 2008 under the laws of the State of Delaware.  The technology that the Company owned was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. Prior to that time, Inscrutor was a wholly-owned subsidiary of Visator. Inscrutor was spun out from Visator with the purpose of ensuring optimal value-creation for the shareholders of both Inscrutor and Visator.  According to the terms of the Separation Agreement, Visator decided to distribute the common stock of Inscrutor on a 1-for-1 basis to the holders of Visator’s common and preferred stock (“the Distribution”). On June 1, 2008 (the "Distribution Date"), Visator transferred its shares of Inscrutor to the shareholders of record of Visator common stock and preferred stock at the close of business on May 30, 2008 (the "Record Date"), without any consideration being paid by such holders. As of October 9, 2008, the stock certificates were delivered to shareholders.  The Company derived revenue from a management services agreement with Visator.  The agreement with Visator expired on June 1, 2009 and was not renewed. As of September 30, 2009 the Company wrote off the $7,000 receivable balance from Visator as the balance was deemed uncollectible. We no longer pursue any commercialization of software/technology nor do we invest in what we acquired from the Separation and Distribution agreement on May 30, 2008.

From the end of August, 2009, in connection with entering the agreement with Serenergy the Company decided to cease any further activity in the area of sophisticated data-mining technology.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage with a net loss since inception of $410,899, a working capital deficiency of $144,956 and net cash used in operations since inception of $213,532. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

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

Revenue recognition

The Company’s revenues are derived from sales of fuel cell technology. The Company follows the guidance of the Securities and Exchange Commission’s Commission’s FASB Accounting Standards Codification No. 605 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the item has been shipped and collectability is reasonably assured.

The payment terms for the sale of fuel cell technology is 50% of the payment (“first payment”) is due when the order is placed.  Items are shipped and revenue is recognized once the first payment is received. The remaining 50% is due 30 days after the delivery of the fuel cell technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the year ended December 31, 2009 and the period ended December 31, 2008, the Company paid $0 and $1,789, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

Income taxes

The Company follows FASB Accounting Standards Codification No. 740, Income Taxes. Under the asset and liability method of FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization. As of December 31, 2009, the Company has a net operating loss carryforward of approximately $406,000 available to offset future taxable income through 2029. The valuation allowance at December 31, 2008 was approximately $44,000.  The net change in valuation allowance for the year ending December 31, 2009 was an increase of approximately $94,000.

	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34%	$(95,098)	$(44,607)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,308	432
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	93,790	44,175

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2009	2008

Deferred income tax asset:
Net operating loss carryforwards	$(137,965)	$(44,175)
Valuation allowance	137,965	44,175
Deferred income taxes	$-	$-

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible and 100,000 Series B convertible preferred shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of December 31, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts receivable-related party, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

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

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2009 and December 31, 2008, property and equipment is as follows:

	2009	2008
Website costs	$1,789	$1,789
Computer equipment	1,147	0
	2,936	1,789
Less accumulated depreciation and amortization	896	261
	$2,040	$1,528

Depreciation and Amortization expense for the year ended December 31, 2009, the period from April 18, 2008 (inception) to December 31, 2008 and for the period April 18, 2008 (inception) to December 31, 2009 was $635, $261 and $896, respectively.

NOTE 4 – INVESTMENT AGREEMENT

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period was amended and will lapse in August 2010 if the Company has not raised $1,500,000 of additional capital. As of December 31, 2009, the Company has not raised any money under this agreement.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period was amended and will lapse in August 2010 if the Company has not raised $1,500,000 of additional capital.  As of December 31, 2009, the Company has not raised any money under this agreement.

In connection with both agreements, the Company will set up a sales office in the United States which will provide the base of operation in order to develop potential customers within the Territory and within the Segment.

On August 27, 2009 the Company made an investment in Serenergy for 84,000 shares of Serenergy stock, or approximately 11% of the issued and outstanding shares, for approximately $402,000. The Company recognized the investment under the cost method of accounting. As of December 31, 2009, the Company owns approximately 11% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

 Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at December 31, 2009 and 2008.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At December 31, 2009, the Company had a cash balance of approximately $5,715 at a financial institution in Denmark.

Major Customers

For the year ended December 31, 2009, the period from April 18, 2008 (inception) to December 31, 2008 and the period from April 18, 2008 (inception) to December 31, 2009, the Company had two customers, who accounted for 100% of total revenues in the amount of $80,000, $21,000 and $101,000, respectively.  One customer, Visator contributed $15,000, $21,000 and $36,000, respectively. This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.  The other customer, contributed $65,000, none, and $65,000, respectively.  The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk (See Note 11).

Accounts Receivable

As of December 31, 2009, the Company has an accounts receivable balance of $65,000 from a customer that represented 100% of accounts receivable and as of December 31, 2008 an accounts receivable balance of $9,000 from a customer Visator, a related party, which also represented 100% of the account balance.

NOTE 6 – LOANS PAYABLE – RELATED PARTY

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 11).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 11).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 11).

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

During the year ended December 31, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Notes 8 and 11).

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Notes  8 and 11).

On August 18, 2008, the Company issued a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Notes 8 and 11).

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

The Series A Convertible Preferred stockholders are entitled to receive, when and if declared by the Board of Directors out of funds readily available for the purpose, dividends payable in cash (the “dividend payment date”).  The aggregate amount of dividends paid to Series A Convertible Preferred stock shall be capped at $1,000,000.  After the Series A Convertible Preferred stock dividends have been paid out, they will have no preference on dividends, but they will maintain their voting rights.  The Series A Convertible Preferred stockholders are entitled to 1,000 votes per each share they hold on all matters submitted to a vote of the stockholders of the Company.  At any time on or after the issuance date, the holders of Series A Convertible Preferred shares may convert a portion or all of their shares into Common stock only on a one to one basis.

On August 27, 2009, of the 10,000,000 shares of preferred stock authorized with a par value of $.001, the Company designated 100,000 shares as Series B Convertible Preferred Stock (See Note 4).

The Series B Convertible Preferred stockholders are entitled to receive, when and if declared by the Board of Directors out of funds readily available for the purpose, dividends payable in cash (the “dividend payment date”).  The aggregate amount of dividends paid to Series B Convertible Preferred stock shall be capped at $570,000. The Series B Convertible Preferred stockholders are entitled to 1 vote per each share they hold on all matters submitted to a vote of the stockholders of the Company.  At any time on or after the issuance date, the holders of Series B Convertible Preferred shares may convert a portion or all of their shares into Common stock only on a one to one basis.

On August 27, 2009 the Company sold an investor 10,000,000 shares of common stock with a par value of $.001 and 100,000 shares of Series B Convertible Preferred stock with a par value of $.001, for approximately $575,000 ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt from IT Ventures for finance consulting services.  For the period from April 18, 2008 (inception) to December 31, 2009, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to a consultant for consulting services.  For the period from April 18, 2008 (inception) to December 31, 2009, the Company has recorded the fair value of $12,600 in consulting fees ($0.06 per share).

On October 29, 2009, the Company authorized the issuance  of 20,000 shares of common stock to a consultant for consulting services performed for the Company.  For the period from April 18, 2008 (inception) to December 31, 2009 the Company has recorded the fair value of $1,200 in consulting fees ($0.06 per share).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two members of the Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the year ended December 31, 2009, the Company has recognized board compensation expense of $3,158 under the agreement.

For the twelve months ended December 31, 2009, for the period April 18, 2008 (inception) to December 31, 2008,  and for the period April 18, 2008 (inception) to December 31 2009, $2,701,$1,269 and $3,970, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 6 and 7).

NOTE 9 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.   For the year ended December 31, 2009, period from April 18, 2008 (Inception) to December 31, 2008 and the period from April 18, 2008 (Inception) to December 31, 2009, the Company has recorded revenue of $15,000, $21,000 and $36,000, respectively to reflect five, seven and twelve months worth of services, respectively.  The agreement expired on June 1, 2009 and was not renewed (See Notes 9 and 10).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services from May 2008 to August 2009 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month on a month to month basis.  As of December 31, 2009, the Company has recorded a related party liability of $29,743 under these agreements and for the period April 18, 2008 (Inception) to  December 31, 2009 expenses of $64,000. (See Note 11)

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with a consultant to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.   As of December 31, 2009, the Company has recorded a liability, net of repayment, of $6,772 and for the period April 18, 2008 (Inception) to  December 31, 2009 an expense of $13,800 based on this agreement and the agreement was not renewed.

On September 1, 2009, the Company entered into a consulting agreement with a consultant to provide maintenance services from September 1, 2009 to February 28, 2010 at a rate of approximately $5,000 per month.  As of December 31, 2009, the Company has recorded a liability of approximately $5,700 and an expense of approximately $20,000 based on this agreement.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2009, the Company has not received $2,000,000 in funding and no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to December 31, 2009, the Company had two customers, one of which was, Visator, who individually accounted for 19% of total revenues in the amount of $15,000 for the year ended December 31, 2009.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed. (See Note 5).

As of December 31, 2009 and December 31, 2008, the Company has an accounts receivable balance of $65,000 and $9,000, respectively. These amounts were owed by two different customers, one of which, Visator is a related party (See Note 5).  As of December 31, 2009, the Company wrote off the $7,000 receivable balance from Visator as the balance was deemed uncollectible and the relationship between the Company and Visator was terminated.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to August 2009 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of December 31, 2009, the Company has recorded a related party liability of $29,743 based on this agreement (See Note 10) and for the period from April 18, 2008 (Inception) to December 31, 2009, expenses of $64,000.

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

NOTE 11 – RELATED PARTY TRANSACTIONS CONTINUED

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

During the year ended December 31,  2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 6).

For the twelve months ended December 31, 2009,  for the period April 18, 2008 (inception) to December 31, 2008, and for the period April 18, 2008 (inception) to December 31, 2009, $2,701,  $1,269 and $3,970, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 6 and 7).

NOTE 12 – SUBSEQUENT EVENTS

In January 13, 2010, the Company received a loan of $1,072 from Jesper Toft for the purpose of funding operating expenses.

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month.

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

METHA ENERGY SOLUTIONS INC.

Dated: March 31, 2010	By:	/S/ JESPER TOFT
Jesper Toft Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer