Form 10-Q
period 2010-03-31
METHA ENERGY SOLUTIONS INC.
filed 2010-05-17
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2010: 22,620,030 shares of common stock.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2010 (Unaudited) and as of December 31, 2009	3

	Condensed Statements of Operations for the three months ended March 31, 2010, the three months ended March 31, 2009, and the Period from April 18, 2008 (Inception) through March 31, 2010 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity for the period from April 18, 2008 (Inception) through March 31, 2010 (Unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2010, the three months ended March 31, 2009 and the Period from April 18, 2008 (Inception) through March 31, 2010 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Reserved and Removed	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$20,208	$5,785
Accounts receivable	-	65,000
Total Current Assets	20,208	70,785

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,007 and $858,
respectively	782	931
Computer equipment, net of accumulated amortization of $96 and $38 ,
respectively	1,051	1,109
	1,833	2,040

Other Assets:
Security deposits	465	465
Investment in Serenergy	402,780	402,780
TOTAL ASSETS	$425,286	$476,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$136,213	$136,365
Accrued expenses - related party	48,220	29,743
Notes payable	45,525	-
Loans payable - related party	2,853	2,853
Notes payable - related party	47,852	46,780

TOTAL LIABILITIES	280,663	215,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares to be issued, respectively	22,620	22,620
Additional paid-in capital	717,221	716,555
Deferred compensation	(52,105)	(56,842)
Accumulated deficit during the development stage	(543,313)	(422,204)
TOTAL STOCKHOLDERS' EQUITY	144,623	260,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$425,286	$476,070

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	April 18, 2008 (Inception) - March 31, 2010

Revenue	$221,702	$-	$286,702
Revenue - related party	-	9,000	36,000
	221,702	9,000	322,702

Cost of goods sold	-	3,450	13,800
Cost of goods sold - related party	206,616	-	262,616
	206,616	3,450	276,416

Gross profit	15,086	5,550	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	41,000	3,000	155,000
Professional fees	70,117	14,141	330,022
Board member fees	4,737	-	7,895
Other general & administrative expenses	17,536	2,966	74,255
Total operating expenses	133,390	20,107	567,172

Loss from operations	(118,304)	(14,557)	(520,886)

Other expense:
Gain (Loss) on Foreign Currency	(1,008)	-	1,620
Interest income	-	-	25
Interest expense	(1,797)	(666)	(5,767)
Bad debt expense	-	-	(7,000)
Total other expense	(2,805)	(666)	(11,122)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(121,109)	(15,223)	(532,008)

Provision for income taxes	-	-	-

NET LOSS	$(121,109)	$(15,223)	$(532,008)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)	$(0.00)

Basic and diluted weighted-average number of shares of common stock	21,698,978	11,350,030

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Equity
For the Period from April 18, 2008 (Inception) through March 31, 2010 (unaudited)

									Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional	Deferred	Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Stock Compensation	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624	-	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	74,930	(56,842)	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(279,701)	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	716,555	(56,842)	(422,204)	260,329

Common stock issued for professional services	-	-	-	-	-	-	-	4,737	-	4,737

In-kind contribution of interest expense	-	-	-	-	-	-	666	-	-	666

Net loss for the period ended March 31, 2010	-	-	-	-	-	-	-	-	(121,109)	(121,109)

Balance March 31, 2010	22,620,030	$22,620	100,000	$100	100,000	$100	$717,221	$(52,105)	$(543,313)	$144,623

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	For the Period April 18, 2008 (Inception) - March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,109)	$(15,223)	$(532,008)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	4,737	-	46,595
In-kind contribution of interest expense	666	666	4,636
Amortization expense	207	149	1,103
Bad debt expense-related party	-	-	7,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	65,000	8,000	-
Increase in accounts receivable-related party	-	-	(7,000)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	(152)	3,855	136,213
Increase in accounts payable and accrued expenses-related party	18,477	3,000	48,220
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(32,174)	447	(245,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(405,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Proceeds from loan payable	45,525	-	45,525
Proceeds from loans payable -related party	-	-	2,853
Proceeds from notes payable - J. Toft Aps. Related party	1,072	-	47,852
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,597	-	671,630

NET INCREASE IN CASH	14,423	447	20,208
Cash, beginning of period	5,785	49	-
Cash, end of period	$20,208	$496	$20,208

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses from inception of $532,008.  In addition at March 31, 2010 current liabilities exceed current assets by $260,455 and net cash used in operations since inception is $245,706.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern continued

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated over its estimated useful lives ranging from three to five years using the straight-line method.   Maintenance and repairs are charged to expense as incurred.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of March 31, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible and 100,000 Series B convertible Preferred shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of March 31, 2010 and 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Pronouncements

 In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2010 (Unaudited) and December 31, 2009, property and equipment is as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	1,103	896
	$1,833	$2,040

Amortization expense for the three months ended March 31, 2010, March 31, 2009 and the period from April 18, 2008 (inception) to March 31, 2010 was $207, $149 and $1,103, respectively.

NOTE 4 – INVESTMENT AGREEMENT

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period will lapse in August 2010 if the Company has not raised $1,500,000. As of March 31, 2010, the Company has not raised any money under this agreement.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period will lapse in August 2010 if the Company has not raised $1,500,000. As of March 31, 2010, the Company has not raised any money under this agreement.

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

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at March 31, 2010.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At March 31, 2010, the Company had a cash balance of approximately $3,013 at a financial institution in Denmark.

NOTE 5 – CONCENTRATION RISK CONTINUED

Major Customer

For the three months ended March 31, 2010, the three months ended March 31, 2009 and the period from April 18, 2008 (inception) to March 31, 2010, the Company had three, one, and five customers, who accounted for 100% of total revenues in the amount of approximately $222,000, $9,000 and $323,000, respectively. Customer A, Visator contributed none, $9,000 and $36,000, respectively. This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed. Customer B, contributed $125,000, none, and $125,000, respectively, which is 56% of sales for the three months ended March 31, 2010. Customer C, contributed $79,000, none, and $79,000, respectively, which is 35% of sales for the three months ended March 31, 2010.  The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk.

Accounts Receivable

As of March 31, 2010, the Company had an accounts receivable balance of $0 and as of December 31, 2009 an accounts receivable balance of $65,000 from a customer.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month.  For the three months ended March 31, 2010 and March 31, 2009, the Company recorded $1,131 and none of interest expense on the loan.

NOTE 7 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 12).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 12).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 12).

On June 8, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest (See Note 12).

During the year ended December 31, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 12).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 12).

NOTE 8 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 12).

On August 18, 2008, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Note 12).

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On July 16, 2008, the Company authorized the issuance of 100,000 Series A Convertible Preferred Stock to Jesper Toft, the Chief Executive Officer.  This compensation for services is contingent upon the filing of the Company’s registration statement, which became effective on October 21, 2008.  For the period from April 18, 2008 (inception) to March 31, 2010, the Company has recorded the fair value of $50,000 in consulting fees to Jesper Toft related to this issuance.

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

NOTE 9 – STOCKHOLDERS’ EQUITY CONTINUED

On August 27, 2009 the Company sold an investor 10,000,000 shares of common stock with a par value of $.001 and 100,000 shares of Series B Convertible Preferred stock with a par value of $.001, for approximately $575,000 ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt from IT Ventures for finance consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to March 31, 2010, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to Jude Dixon for consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to March 31, 2010, the Company has recorded the fair value of $12,600 in consulting fees ($0.06 per share).

On October 29, 2009, the Company authorized the issuance of 20,000 shares of common stock to Liselotte Jensen for consulting services performed for the Company.  For the period from April 18, 2008 (inception) to December 31, 2009 the Company has recorded the fair value of $1,200 in consulting fees ($0.06 per share).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three months ended March 31, 2010, the Company has recognized board compensation expense of $4,737 under the agreement.

For the three months ended March 31, 2010, the three months ended March 31, 2009 , and April 18, 2008 (Inception) through March 31, 2010,  $1,797, $666 and $5,767, respectively were recorded as an in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 10 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of three months ended March 31, 2010, the three months ended March 31, 2009 and the period from April 18, 2008 (inception) to March 31, 2010, the Company has recorded revenue of none, $9,000 and $36,000, respectively to reflect zero, three and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

NOTE 11 – COMMITMENTS AND CONTINGENCIES CONTINUED

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month. As of March 31, 2010, the Company has recorded a related party liability of $48,220 under these agreements and expenses of $36,000 for the three months ended March 31, 2010 (See Note 12).

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with Jude Dixon to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.

On September 1, 2009, the Company entered into a consulting agreement with Michael Olson to provide maintenance services from September 1, 2009 to February 28, 2010 at a rate of approximately $5,000 per month.  As of March 31, 2010, the Company has recorded a liability of approximately $8,500 and an expense of $10,000 based on this agreement.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of March 31, 2010, the Company has not received $2,000,000 in funding and no fees have been paid related to these agreements.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.

The Company has paid one independent director a fee of $5,000 as of March 31, 2010.

NOTE 12 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to March 31, 2010, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.  (See Note 5).

During the three months ended March 31, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of March 31, 2010, the Company has recorded a related party liability of $48,220 under these agreements and expenses of $36,000 (See Note 11).

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 7).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 7).

NOTE 12 – RELATED PARTY TRANSACTIONS CONTINUED

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 7).

On July 2, 2008, the Company executed a $35,000 promissory note to J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 8).

On August 18, 2008, the Company executed a promissory note to J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest (See Note 8).

On June 8, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The note is due on demand, unsecured and bears no interest (See Note 7).

During the year ended December 31, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 7).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 7).

For the three months ended March 31, 2010, the three months ended March 31, 2009 , and April 18, 2008 (Inception) through March 31, 2010,  $1,797, $666 and $5,767, respectively were recorded as an in kind contribution of interest on related party notes (See Note 9).

NOTE 13 – SUBSEQUENT EVENT

On April 27, 2010, the Company received a loan amount of $13,448 from Martin Plambek, a related party. The loan is due on demand, unsecured and bears no interest.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We are focusing our business within the area of alternative energy technology and related opportunities.  Our agreement with Serenergy which provides us with the exclusive rights to commercialize Serenergy's patent-pending fuel cell technology to the global segment of vehicles, as well as exclusively in all segments of the US, Canada, Israeli markets, and to the United Nations organization, will be the starting-point of such activities. We plan to derive revenue from sales of these fuel cell products and related customized projects.

Results of Operations

For the three months ended March 31, 2010, we had revenue of $221,702 as compared to $9,000 for the three months ended March 31, 2010.  The increase in revenue in 2010 versus 2009 was due to $221,702 sales of fuel cell technology in 2010 as compared to the agreement we had with Visator for $3,000 per month for services which expired in June 2009.  The agreement began on June 1, 2008 and expired on June 1, 2009 and was not renewed.  The cost of goods sold related to revenue was $206,616 for the three months ended March 31, 2010 as compared to $3,450 for the three months ended March 31, 2009 mainly due to $206,616 for materials and services to Serenergy, a related party, related to the sale of the fuel cell technology in 2010.

For the three months ended March 31, 2010, our operating expenses totaled $133,390, compared to $20,107 for the three months ended March 31, 2009. The increase in operating expenses were mainly due to the accounting, audit, consulting and legal expenses of $70,117 that we incurred in 2010 as compared to $14,141 for the same period in 2009.   The increase in operating expenses was also due to consulting fee related party expenses of $41,000 that we incurred in 2010 versus $3,000 for same period in 2009.  This amount was due to Jesper Toft’s consulting services rising to $12,000 per month starting from September 2009 which was an increase from $1,000 per month.  The net loss was $121,109 for the three months ended March 31, 2010 as compared to $15,223 for three months ended March 31, 2009.  The increase in net loss was mainly due to the $113,283 increase in operating expenses due to consulting fees and services related party, professional fees and board member fees for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

For the three months ended March 31, 2010, we also had interest expense of $1,797, which was made up of $666 related to in-kind contribution of interest on non-interest bearing loans payable-related party and $1,131 of interest on a loan payable. For the three months ended March 31, 2009, we had interest expense of $666 related to in-kind contribution of interest on non-interest bearing loans payable-related party. The increase in interest expense in 2010 compared to 2009 was due to the loans payable that was entered into in the first quarter of 2010.

 Capital Resources and Liquidity

As of March 31, 2010 and as of December 31, 2009, we had cash of $20,208 and $5,785, respectively. While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Capital Resources and Liquidity Continued

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  We do not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

Operating Activities

Operating activities (used) or provided $(32,174), $447 and $(245,706), respectively of cash during the three months ended March 31, 2010, March 31, 2009 and for the period from April 18, 2008 (Inception) through March 31, 2010.  We had a net loss of $121,109, $15,223 and $532,008 during these periods, respectively. We had a decrease in accounts receivable of $65,000, $8,000 and none, an increase in accounts receivable related party of none, none and $7,000, an increase in other assets of none, none and $465, respectively offset by an decrease in accounts and accrued expenses payable of $152 and an increase of $3,855, and $136,213, and an increase in accounts and accrued expenses payable related party of $18,477, $3,000, and $48,220, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $4,737, none and $46,595 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $666, $666 and $4,636, amortization expense of $207, $149 and $1,103, and bad debt expense related party of none, none, and $7,000, respectively.

Investing Activities

We used none, none and $405,716, respectively, of cash in our investing activities during the three months ended March 31, 2010, March 31, 2009 and for the period from April 18, 2008 (Inception) through March 31, 2010.  We used none, none and $402,780, respectively, of cash for our Serenergy equity investment during the three months ended March 31, 2010, March 31, 2009 and for the period from April 18, 2008 (Inception) through March 31, 2010.  We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the three months ended March 31, 2010, March 31, 2009 and for the period from April 18, 2008 (Inception) through March 31, 2010.

Financing Activities

We had $46,597, none and $671,630, respectively, of cash provided by our financing activities during the three months ended March 31, 2010, March 31, 2009 and for the period from April 18, 2008 (Inception) through March 31, 2010.  We had none, none and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, none, none and $2,853, respectively, of proceeds of loans payable to related party, $1,072, none and $47,852, respectively, of proceeds of loans payable to J. Toft ApS related party, and $45,525, none, and $45,525 of proceeds of loans payable.

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

Critical Accounting Policies Continued

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of March 31, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of March 31, 2010 and 2009.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Off-Balance sheet arrangements

At March 31, 2010, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Item 1A.	Risk Factors

N/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved and Removed

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)       Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHA ENERGY SOLUTIONS INC.

Dated: May 17, 2010	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer