Form 10-Q
period 2010-06-30
METHA ENERGY SOLUTIONS INC.
filed 2010-08-16
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2010: 22,620,030 shares of common stock.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2010

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2010 (Unaudited) and as of December 31, 2009	3

	Condensed Statements of Operations for the three and six months ended June 30, 2010, the three and six months ended June 30, 2009, and the Period from April 18, 2008 (Inception) through June 30, 2010 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity for the period from April 18, 2008 (Inception) through June 30, 2010 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2010, the six months ended June 30, 2009 and the Period from April 18, 2008 (Inception) through June 30, 2010 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$118,680	$5,785
Accounts receivable	-	65,000
Accounts receivable-related party	3,235	-

Total Current Assets	121,915	70,785

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,156 and $858,
respectively	633	931
Computer equipment, net of accumulated amortization of $152 and $38 ,
respectively	995	1,109
	1,628	2,040

Other Assets:
Security deposits	465	465
Investment in Serenergy	402,780	402,780

TOTAL ASSETS	$526,788	$476,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$96,818	$136,365
Accrued expenses - related party	68,841	29,743
Loans payable - related party	2,853	2,853
Notes payable - related party	74,749	46,780
Convertible notes payable	200,000	-
Loan payable	45,525	-

TOTAL LIABILITIES	488,786	215,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares to be issued, respectively	22,620	22,620
Additional paid-in capital	717,894	716,555
Deferred compensation	(47,368)	(56,842)
Accumulated deficit during the development stage	(655,344)	(422,204)
TOTAL STOCKHOLDERS' EQUITY	38,002	260,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$526,788	$476,070

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations (Unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 31, 2010	Six months ended June 30, 2009	April 18, 2008 (Inception) - June 30, 2010

Revenue	$-	$-	$221,702	$-	$286,702
Revenue - related party	-	6,000	-	15,000	36,000
	-	6,000	221,702	15,000	322,702

Cost of goods sold	-	2,300	-	5,750	13,800
Cost of goods sold - related party	-	-	206,616	-	262,616
	-	2,300	206,616	5,750	276,416

GROSS PROFIT	-	3,700	15,086	9,250	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	31,000	3,000	72,000	6,000	186,000
Professional fees	43,161	13,381	113,278	27,522	373,183
Board member fees	19,793	-	24,530	-	27,688
Other general & administrative expenses	16,643	1,833	34,179	4,799	90,898
Total operating expenses	110,597	18,214	243,987	38,321	677,769

Loss from operations	(110,597)	(14,514)	(228,901)	(29,071)	(631,483)

Other income (expense):
Gain (loss) on foreign currency	49	-	(959)	-	1,669
Other income	3,236		3,236	-	3,236
Interest income	-	-	-	-	25
Interest expense	(4,719)	(673)	(6,516)	(1,339)	(10,486)
Bad debt expense	-	-	-	-	(7,000)
Total other expense	(1,434)	(673)	(4,239)	(1,339)	(12,556)

Net Loss Before Provision For Income Taxes	(112,031)	(15,187)	$(233,140)	$(30,410)	(644,039)

Provision for income taxes	-	627	-	627	-

Net Loss	$(112,031)	$(15,814)	$(233,140)	$(31,037)	$(644,039)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted-average number of shares of common stock	21,777,926	11,350,030	21,738,670	11,350,030
to be issued

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Equity
For the Period from April 18, 2008 (Inception) through June 30, 2010 (unaudited)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional	Deferred	Accumulated Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Stock Compensation	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-		$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900		-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455		-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269		-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-		(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624		(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300		-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	74,930	(56,842)		19,358

In-kind contribution of interest expense	-	-	-	-	-	-	2,701		-	2,701

Net loss for the period ended December 31, 2009									(279,701)	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	716,555	(56,842)	(422,204)	260,329

Common stock issued for professional services	-	-	-	-	-	-	-	9,474	-	9,474

In-kind contribution of interest expense	-	-	-	-	-	-	1,339	-	-	1,339

Net loss for the six months ended June 30, 2010	-	-	-	-	-	-	-	-	(233,140)	(233,140)

Balance June 30, 2010	22,620,030	$22,620	100,000	$100	100,000	$100	$717,894	$(47,368)	$(655,344)	$38,002

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	For the Period April 18, 2008 (Inception) - June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,140)	$(31,037)	$(644,039)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	9,474	-	51,332
In-kind contribution of interest expense	1,339	1,339	5,309
Bad debt expense - related party	-	-	7,000
Depreciation and Amortization expense	412	298	1,308
Changes in operating assets and liabilities:
Decrease in accounts receivable	65,000	2,000	-
Increase in accounts receivable-related party	(3,235)	-	(3,235)
Increase in accounts receivable - related party	-	-	(7,000)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	(39,547)	27,045	96,818
Increase in accounts payable and accrued expenses-related party	39,098	-	68,841
NET CASH USED IN OPERATING ACTIVITIES	(160,599)	(355)	(374,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(405,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Proceeds from loans payable -related party	-	627	2,853
Proceeds from notes payable - related party	27,969	-	74,749
Proceeds from convertible notes payable	200,000	-	200,000
Proceeds from loan payable	45,525	-	45,525
NET CASH PROVIDED BY FINANCING ACTIVITIES	273,494	627	898,527

NET INCREASE IN CASH	112,895	272	118,680
Cash, beginning of period	5,785	49	-
Cash, END OF PERIOD	$118,680	$321	$118,680

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$3,366	$-	$3,366

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses from inception of $644,039.  In addition at June 30, 2010 current liabilities exceed current assets by $366,871 and net cash used in operations since inception is $374,131.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of June 30, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible and 100,000 Series B convertible Preferred shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of June 30, 2010 and 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts receivable-related party, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party, notes payable and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2010 (Unaudited) and December 31, 2009, property and equipment is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	1,308	896
	$1,628	$2,040

Amortization expense for the six months ended June 30, 2010, June 30, 2009 and the period from April 18, 2008 (inception) to June 30, 2010 was $412, $298 and $1,308, respectively.

NOTE 4 – INVESTMENT AGREEMENT

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period will lapse in August 2010 if the Company has not raised $1,500,000.  As of June 30, 2010, the Company has not raised any money under this agreement.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period will lapse in August 2010 if the Company has not raised $1,500,000.  As of June 30, 2010, the Company has not raised any money under this agreement.

In connection with both agreements, the Company will set up a sales office in the United States which will provide the base of operation in order to develop potential customers within the Territory and within the Segment.

In connection with both agreements, once financing is complete, the Company will immediately merge with Serenergy. See Note 11 for further details.

On August 27, 2009 the Company made an investment in Serenergy for 84,000 shares of Serenergy stock, or approximately 11% of the issued and outstanding shares, for approximately $402,000. The Company recognized the investment under the cost method of accounting.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at June 30, 2010.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At June 30, 2010, the Company had a cash balance of approximately $7,451 at a financial institution in Denmark.

Major Customer

For the three and six months ended June 30, 2010, the three and six months ended June 30, 2009 and the period from April 18, 2008 (inception) to June 30, 2010, the Company had none, three, one, one and five customers, who accounted for 100% of total revenues in the amount of approximately none, $222,000, $6,000, $15,000 and $323,000, respectively.  One customer, Visator contributed none, none, $6,000, $15,000 and $36,000, respectively. This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.  Customer B contributed none, $125,000, none, none and $125,000, respectively, which is 0% and 56% of sales for the three and six months ended June 30, 2010.  Customer C contributed none and $79,000, respectively, which is 0% and 35% of sales for the three and six months ended June 30, 2010.  The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk.

Accounts Receivable

As of June 30, 2010, the Company had an accounts receivable balance of $0 and as of December 31, 2009 an accounts receivable balance of $65,000 from a customer.  As of June 30, 2010, the Company had an accounts receivable-related party balance of $3,235 and as of December 31, 2009 an accounts receivable-related party balance of $0 from a customer.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month.  For the three and six months ended June 30, 2010 and June 30, 2009, the Company recorded $3,356, $4,487, none and none, respectively of interest expense on the loan.

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and six months ended June 30, 2010 and June 30, 2009, the Company recorded $345, $345, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and six months ended June 30, 2010 and June 30, 2009, the Company recorded $345, $345, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.

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

NOTE 7 – LOAN PAYABLE – RELATED PARTIES CONTINUED

On May 20, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,074 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 12).

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

In second quarter 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of June 30, 2010.  The note is due on demand, unsecured and bears no interest.

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

NOTE 9 – STOCKHOLDERS’ EQUITY CONTINUED

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

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to a consultant from IT Ventures for finance consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to June 30, 2010, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to a consultant for consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to June 30, 2010, the Company has recorded the fair value of $12,600 in consulting fees ($0.06 per share).

On October 29, 2009, the Company authorized the issuance of 20,000 shares of common stock to a consultant for consulting services performed for the Company.  For the period from April 18, 2008 (inception) to December 31, 2009 the Company has recorded the fair value of $1,200 in consulting fees ($0.06 per share).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and six months ended June 30, 2010, the Company has recognized board compensation expense of $4,737 and $9,474, respectively, under the agreement.

For the three and six months ended June 30, 2010 and June 30, 2009,  the Company recorded $673,  $1,339, $673 and $1,339, respectively for in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 10 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of six months ended June 30, 2010, the six months ended June 30, 2009 and the period from April 18, 2008 (inception) to June 30, 2010, the Company has recorded revenue of none, $15,000 and $36,000, respectively to reflect zero, six and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month. As of June 30, 2010, the Company has recorded a related party liability of $68,841 under these agreements and expenses of $72,000 for the six months ended June 30, 2010 (See Note 12).

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with an individual to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.  As of June 30, 2010, the Company has recorded a liability, net of repayment, of $6,772 and for the period April 18, 2008 (Inception) to June 30, 2010 expenses of $13,800 based on this agreement and the agreement was not renewed.

On September 1, 2009, the Company entered into a consulting agreement with an individual to provide maintenance services from September 1, 2009 to February 28, 2010 at a rate of approximately $5,000 per month.  As of June 30, 2010, the Company has recorded a liability of approximately $8,500 and an expense of approximately $10,000 based on this agreement.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of June 30, 2010, the Company has not received $2,000,000 in funding and no fees have been paid related to these agreements.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.

The Company has paid one independent director a fee of $5,000 as of the six months ended June 30, 2010. Also, the Company has paid one independent director a fee of $10,000 as of the six months ended June 30, 2010.

Notes Payable

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and six months ended June 30, 2010 and June 30, 2009, the Company recorded $345, $345, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and six months ended June 30, 2010 and June 30, 2009, the Company recorded $345, $345, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.

NOTE 11 – COMMITMENTS AND CONTINGENCIES CONTINUED

Merger

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period will lapse in August 2010 if the Company has not raised $1,500,000.   As of June 30, 2010, the Company has not raised any money under this agreement.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period will lapse in August 2010 if the Company has not raised $1,500,000.  As of June 30, 2010, the Company has not raised any money under this agreement.

On May 3, 2010, the Company entered into a proposed merger agreement with Serenergy to acquire a majority of outstanding shares of Serenergy.  The agreement requires the Company to raise $1,500,000 in financing. If the financing is not raised, the agreement will automatically lapse on October 18, 2010. The merger will be through an exchange of shares whereby the existing shareholders of Serenergy will receive 30 common shares of the Company for each share held in Serenergy. Depending on the structure of financing, they can potentially receive 1 series C preferred share in Metha Energy per 100 common shares owned in Serenergy. Post-merger, Serenergy will be a subsidiary of the Company. As of August 16, 2010, the Company has not raised the required funds.

NOTE 12 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to June 30, 2010, the Company had five customers, one of which was Visator, who accounted for approximately 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.  (See Note 5).

During the six months ended June 30, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of June 30, 2010, the Company has recorded a related party liability of $68,841 under these agreements and expenses of $72,000 for the six months ended June 30, 2010. (See Note 11).

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

On May 20, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,074 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 7).

In second quarter 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of June 30, 2010.  The note is due on demand, unsecured and bears no interest.

For the three and six months ended June 30, 2010 and June 30, 2009, respectively, the Company recorded $673,  $1,339, $673 and $1,339, respectively in kind contribution of interest on related party notes.  (See Note 9).

NOTE 13 – SUBSEQUENT EVENT

In August 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $932 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We are focusing our business within the area of alternative energy technology and related opportunities.  Our agreement with Serenergy which provides us with the rights to commercialize Serenergy's patent-pending fuel cell technology to the global segment of vehicles, as well as in all segments of the US, Canada, Israeli markets, and to the United Nations organization, will be the starting-point of such activities. We plan to derive revenue from sales of these fuel cell products and related customized projects.  We plan to raise financing by October 18, 2010, and if so, we will merge with Serenergy in the third quarter of 2010.

Results of Operations

For the three and six months ended June 30, 2010, we had revenue of none and $221,702 as compared to $6,000 and $15,000 for the three and six months ended June 30, 2009.  The increase in revenue in 2010 versus 2009 was due to $221,702 sales of fuel cell technology in 2010 as compared to the agreement we had with Visator for $3,000 per month for services which expired in June 2009.  The agreement began on June 1, 2008 and expired on June 1, 2009 and was not renewed.  The cost of goods sold related to revenue was none and $206,616 for the three and six months ended June 30, 2010 as compared to $2,300 and $5,750 for the three and six months ended June 30, 2009 mainly due to $206,616 of costs incurred related to the sale of the fuel cell technology in 2010.

For the three and six months ended June 30, 2010, our operating expenses totaled $110,597 and $243,987, compared to $18,214 and $38,321 for the three and six months ended June 30, 2009. The increase in operating expenses were mainly due to the accounting, audit, consulting and legal expenses of $43,161 and $113,278, respectively, that we incurred for the three and six months ended June 30, 2010 as compared to $13,381 and $27,522 for the same periods in 2009. The increase in operating expenses was also due to consulting fee related party expenses of $31,000 and $72,000, respectively that we incurred for the three and six months ended June 30, 2010 versus $3,000 and $6,000 for same periods in 2009. This amount was due to Jesper Toft’s consulting services rising to $12,000 per month starting from September 2009 which was an increase from $1,000 per month. The net loss was $112,031 and $233,140 for the three and six months ended June 30, 2010 as compared to $15,814 and $31,037 for three and six months ended June 30, 2009. The increase in net loss of $96,217 and $202,103, respectively for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was mainly due to the increase in operating expenses due to consulting fees and services related party, professional fees and board member fees.

For the three and six months ended June 30, 2010, we also had interest expense of $4,719 and $6,516, respectively, which was made up of $673 and $1,339 related to in-kind contribution of interest on non-interest bearing loans payable-related party and $4,046 and $5,177 of interest on loan and notes payable. For the three and six months ended June 30, 2009, we had interest expense of $673 and $1,339, respectively related to in-kind contribution of interest on non-interest bearing loans payable-related party. The increase in interest expense in 2010 compared to 2009 was due to the loans and notes payable that were entered into in the six months ended June 30, 2010.  For the three and six months ended June 30, 2010 and June 30, 2009, we also had other income from Serenergy of $3,236 and $3,236, none and none respectively.

 Capital Resources and Liquidity

As of June 30, 2010 and as of December 31, 2009, we had cash of $118,680 and $5,785, respectively. While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

Capital Resources and Liquidity Continued

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

Operating Activities

Operating activities used $160,599, $355 and $374,131, respectively of cash during the six months ended June 30, 2010, June 30, 2009 and for the period from April 18, 2008 (Inception) through June 30, 2010.  We had a net loss of $233,140, $31,037 and $644,039 during these periods, respectively. We had a decrease in accounts receivable of $65,000, $2,000 and none, an increase in accounts receivable related party of $3,235, none and $3,235, an increase in other assets of none, none and $465, respectively offset by an decrease in accounts and accrued expenses payable of $39,547 and an increase of $27,045, and $96,818, and an increase in accounts and accrued expenses payable related party of $39,098, none, and $68,841, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $9,474, none and $51,332 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $1,339, $1,339 and $5,309, depreciation and amortization expense of $412, $298 and $1,308, and bad debt expense related party of none, none, and $7,000, respectively.

Investing Activities

We used none, none and $405,716, respectively, of cash in our investing activities during the six months ended June 30, 2010, June 30, 2009 and for the period from April 18, 2008 (Inception) through June 30, 2010.  We used none, none and $402,780, respectively, of cash for our Serenergy equity investment during the six months ended June 30, 2010, June 30, 2009 and for the period from April 18, 2008 (Inception) through June 30, 2010.  We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the six months ended June 30, 2010, June 30, 2009 and for the period from April 18, 2008 (Inception) through June 30, 2010.

Financing Activities

We had $273,494, $627 and $898,527, respectively, of cash provided by our financing activities during the six months ended June 30, 2010, June 30, 2009 and for the period from April 18, 2008 (Inception) through June 30, 2010.  We had none, none and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, none, $627 and $2,853, respectively, of proceeds of loans payable to related party, $2,146, none and $48,926, respectively, of proceeds of loans payable to J. Toft ApS related party, $25,823, none and $25,823, respectively, of proceeds of loans payable to an individual who is a related party, and convertible note payable of $200,000, none, and $200,000 and $45,525, none and $45,525 of proceeds of loan payable, respectively.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of June 30, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of June 30, 2010 and June 30, 2009.

Off-Balance sheet arrangements

At June 30, 2010, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

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

METHA ENERGY SOLUTIONS INC.

Dated: August 16, 2010	By:	/S/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer