Form 10-Q
period 2010-09-30
METHA ENERGY SOLUTIONS INC.
filed 2010-11-15
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 22,620,030 shares of common stock.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2010 (Unaudited) and as of December 31, 2009	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2010, the three and nine months ended September 30, 2009, and the Period from April 18, 2008 (Inception) through September 30, 2010 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity (Deficiency) for the period from April 18, 2008 (Inception) through September 30, 2010 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2010, the nine months ended September 30, 2009 and the Period from April 18, 2008 (Inception) through September 30, 2010 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Removed and Reserved	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$28,372	$5,785
Accounts receivable	-	65,000
Accounts receivable-related party	3,235	-

Total Current Assets	31,607	70,785

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,305 and $858,
respectively	484	931
Computer equipment, net of accumulated amortization of $210 and $38,
respectively	937	1,109
	1,421	2,040

Other Assets:
Security deposits	465	465
Investment in Serenergy	402,780	402,780

TOTAL ASSETS	$436,273	$476,070

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$113,358	$136,365
Accrued expenses - related party	79,320	29,743
Loans payable - related party	2,853	2,853
Notes payable - related party	76,458	46,780
Loan payable	45,525	-
Total Current Liabilities	317,514	215,741

Long-term Liabilities:
Convertible notes payable	200,000	-

TOTAL LIABILITIES	517,514	215,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares to be issued, respectively	22,620	22,620
Additional paid-in capital	718,575	716,555
Deferred compensation	(42,631)	(56,842)
Accumulated deficit during the development stage	(780,005)	(422,204)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)	(81,241)	260,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)	$436,273	$476,070

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	April 18, 2008 (Inception) - September 30, 2010

Revenue	$-	$-	$221,702	$-	$286,702
Revenue - related party	-	-	-	15,000	36,000
	-	-	221,702	15,000	322,702

Cost of goods sold	-	-	-	5,750	13,800
Cost of goods sold - related party	-	-	206,616	-	262,616
	-	-	206,616	5,750	276,416

GROSS PROFIT	-	-	15,086	9,250	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	36,000	14,000	108,000	20,000	222,000
Professional fees	51,463	101,000	164,741	128,522	424,646
Board member fees	4,737	-	29,267	-	32,425
Other general & administrative expenses	23,141	16,931	57,320	21,730	114,039
Total operating expenses	115,341	131,931	359,328	170,252	793,110

Loss from operations	(115,341)	(131,931)	(344,242)	(161,002)	(746,824)

Other income (expense):
Gain (loss) on foreign currency	496	2,615	(463)	2,615	2,165
Other income	-	-	3,236	-	3,236
Interest income	-	13	-	13	25
Interest expense	(9,816)	(681)	(16,332)	(2,020)	(20,302)
Bad debt expense	-	(7,000)	-	(7,000)	(7,000)
Total other expense	(9,320)	(5,053)	(13,559)	(6,392)	(21,876)

Net Loss Before Provision For Income Taxes	(124,661)	(136,984)	$(357,801)	$(167,394)	(768,700)

Provision for income taxes	-	-	-	627	-

Net Loss	$(124,661)	$(136,984)	$(357,801)	$(168,021)	$(768,700)

Basic and diluted net loss per weighted-average shares common stock	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Basic and diluted weighted-average number of shares of common stock	21,856,588	15,138,073	21,778,408	12,626,587

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the Period from April 18, 2008 (Inception) through September 30, 2010 (unaudited)

									Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in	Deferred Stock	Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-		$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900		-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455		-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269		-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-		(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624		(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300		-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	74,930	(56,842)		19,358

In-kind contribution of interest expense	-	-	-	-	-	-	2,701		-	2,701

Net loss for the year ended December 31, 2009									(279,701)	(279,701)

Balance December 31, 2009	22,620,030	$22,620	100,000	$100	100,000	$100	$716,555	$(56,842)	$(422,204)	$260,329

Common stock issued for professional services	-	-	-	-	-	-	-	14,211	-	14,211

In-kind contribution of interest expense	-	-	-	-	-	-	2,020	-	-	2,020

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	-	-	-	(357,801)	(357,801)

Balance September 30, 2010	22,620,030	$22,620	$100,000	$100	$100,000	$100	$718,575	$(42,631)	$(780,005)	$(81,241)

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	For the Period April 18, 2008 (Inception) - September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(357,801)	$(168,021)	$(768,700)
Adjustments to reconcile net loss to cash used in operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	14,211	15,000	56,069
In-kind contribution of interest expense	2,020	2,020	5,990
Bad debt expense - related party	-	7,000	7,000
Depreciation and Amortization expense	619	448	1,515
Changes in operating assets and liabilities:
Decrease in accounts receivable	65,000	2,000	-
Increase in accounts receivable-related party	(3,235)	-	(3,235)
Increase in accounts receivable - related party	-	-	(7,000)
Increase in other assets	-	(860)	(465)
Increase (decrease) in accounts payable and accrued expenses	(23,007)	49,146	113,358
Increase in accounts payable and accrued expenses-related party	49,577	-	79,320
NET CASH USED IN OPERATING ACTIVITIES	(252,616)	(93,267)	(466,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	(402,780)	(402,780)
NET CASH USED IN INVESTING ACTIVITIES	-	(402,780)	(405,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	575,400	575,400
Proceeds from loans payable -related party	-	-	2,853
Proceeds from loans and notes payable - Toft Aps. Related party	29,678	1,780	76,458
Proceeds from convertible notes payable	200,000	-	200,000
Proceeds from loan payable	45,525	-	45,525
NET CASH PROVIDED BY FINANCING ACTIVITIES	275,203	577,180	900,236

NET INCREASE IN CASH	22,587	81,133	28,372
Cash, beginning of period	5,785	49	-
Cash, END OF PERIOD	$28,372	$81,182	$28,372

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$6,599	$-	$6,599

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

The Company was founded as Inscrutor, Inc.  (“Inscrutor”), a development stage company that was incorporated on April 18, 2008 under the laws of the State of Delaware.  The technology that the Company owned was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. We no longer pursue any commercialization of software/technology nor do we invest in what we acquired from the Separation and Distribution agreement on May 30, 2008.

From the end of August, 2009, in connection with entering the agreement with Serenergy the Company decided to cease any further activity in the area of sophisticated data-mining technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed unaudited financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses from inception of $768,700.  In addition at September 30, 2010 current liabilities exceed current assets by $285,907 and net cash used in operations since inception is $466,148.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of September 30, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible and 100,000 Series B convertible preferred shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of September 30, 2010 and 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts receivable-related party, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party, notes payable and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2010 (Unaudited) and December 31, 2009, property and equipment is as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	1,515	896
	$1,421	$2,040

Amortization expense for the nine months ended September 30, 2010, September 30, 2009 and the period from April 18, 2008 (inception) to September 30, 2010 was $619, $448 and $1,515, respectively.

NOTE 4 – INVESTMENT AGREEMENT

On May 3, 2010, the Company entered into a proposed merger agreement with two shareholders of Serenergy to acquire a majority of their outstanding shares of Serenergy. On October 15, 2010 the Company entered in to a revised proposed merger agreement. The agreement requires the Company to raise $2,000,000 in financing. If the financing is not raised, the agreement will lapse. The merger will be through an exchange of shares whereby the existing majority shareholders of Serenergy will receive 35 common shares of the Company for each share held by them. Post-merger, Serenergy would be a subsidiary of the Company. As of November 4, 2010, the Company has not raised the required funds.

In connection with both agreements below, once financing is complete, the Company will immediately merge with Serenergy. See Note 12 for further details.

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period lapsed in August 2010 because the Company had not raised $1,500,000.  As of September 30, 2010, the Company has not raised any money under this agreement.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period lapsed in August 2010 because the Company had not raised $1,500,000.  As of September 30, 2010, the Company has not raised any money under this agreement.

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

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at September 30, 2010.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2010, the Company had a cash balance of approximately $285 at a financial institution in Denmark.

NOTE 5 – CONCENTRATION RISK CONTINUED

Major Customer

For the three and nine months ended September 30, 2010, the three and nine months ended September 30, 2009 and the period from April 18, 2008 (inception) to September 30, 2010, the Company had none, three, one, one and five customers, who accounted for 100% of total revenues in the amount of approximately none, $222,000, none, $15,000 and $323,000, respectively.  One customer, Visator contributed none, none, none, $15,000 and $36,000, respectively. This customer is a related party. The agreement with Visator expired on June 1, 2009 and was not renewed.  Customer B contributed none, $125,000, none, none and $125,000, respectively, which is 0% and 56% of sales for the three and nine months ended September 30, 2010.  Customer C contributed none and $79,000, respectively, which is 0% and 35% of sales for the three and nine months ended September 30, 2010.  The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk.

Accounts Receivable

As of September 30, 2010, the Company had an accounts receivable balance of $0 and as of December 31, 2009 an accounts receivable balance of $65,000 from a customer.  As of September 30, 2010, the Company had an accounts receivable-related party balance of $3,235 and as of December 31, 2009 an accounts receivable-related party balance of $0 from a customer.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note was due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month.  The Company renewed the note for four months therefore the note is due on December 31, 2010.  For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded $1,366, $1,366, none and none, respectively of interest expense for extending the note.  For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded $3,233, $6,599, none and none, respectively of interest expense on the loan.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded $2,268, $2,613, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. (See Note 12)

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded $2,268, $2,613, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. (See Note 12)

NOTE 8 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 13).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 13).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 13).

On June 8, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest (See Note 13).

NOTE 8 – LOAN PAYABLE – RELATED PARTIES CONTINUED

During the year ended December 31, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 13).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 13).

On May 20, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,074 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 13).

NOTE 9 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 13).

On August 18, 2008, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Note 13).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of September 30, 2010.  The note is due on demand, unsecured and bears no interest.

In third quarter of 2010, the Company received a note payable of $1,709 from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer & Chief Financial Officer of the Company, in the amount of $1,709 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest (See Note 13).

NOTE 10 – STOCKHOLDERS’ EQUITY

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

NOTE 10 – STOCKHOLDERS’ EQUITY CONTINUED

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

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to a consultant from IT Ventures for finance consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to September 30, 2010, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to a consultant for consulting services related to raising money for the Company.  For the period from April 18, 2008 (inception) to September 30, 2010, the Company has recorded the fair value of $12,600 in consulting fees ($0.06 per share).

On October 29, 2009, the Company authorized the issuance of 20,000 shares of common stock to a consultant for consulting services performed for the Company.  For the period from April 18, 2008 (inception) to September 30, 2010 the Company has recorded the fair value of $1,200 in consulting fees ($0.06 per share).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and nine months ended September 30, 2010, the Company has recognized board compensation expense of $4,737 and $14,211, respectively, under the agreement.

For the three and nine months ended September 30, 2010 and September 30, 2009,  the Company recorded $681, $2,020, $681 and $2,020, respectively for in kind contribution of interest on related party notes (See Notes 5 and 6).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of nine months ended September 30, 2010, the nine months ended September 30, 2009 and the period from April 18, 2008 (inception) to September 30, 2010, the Company has recorded revenue of none, $15,000 and $36,000, respectively to reflect zero, nine and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month. As of September 30, 2010, the Company has recorded a related party liability of $79,320 under these agreements and expenses of $108,000 for the nine months ended September 30, 2010 (See Note 13).

Consulting agreement

On June 1, 2008, the Company entered into a consulting agreement with an individual to provide maintenance services from June 1, 2008 to May 31, 2009 at a rate of $1,150 per month.  As of September 30, 2010, the Company has recorded a liability, net of repayment, of $6,772 and for the period April 18, 2008 (Inception) to September 30, 2010 expenses of $13,800 based on this agreement and the agreement was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES CONTINUED

Consulting agreement continued

On September 1, 2009, the Company entered into a consulting agreement with an individual to provide maintenance services from September 1, 2009 to February 28, 2010 at a rate of approximately $5,000 per month.  As of September 30, 2010, the Company has recorded a liability of approximately $8,500 and an expense of approximately $10,000 based on this agreement.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of September 30, 2010, the Company has not received $2,000,000 in funding and no fees have been paid related to these agreements.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.

The Company has paid one independent director a fee of $5,000 as of the nine months ended September 30, 2010. Also, the Company has paid one independent director a fee of $10,000 as of the nine months ended September 30, 2010.

Notes Payable

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded $2,268, $2,613, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. (See Note 6)

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and nine months ended September 30, 2010 and September 30, 2009, the Company recorded $2,268, $2,613, none and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. (See Note 6)

Merger

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. The exclusivity period lapsed in August 2010 because the Company had not raised $1,500,000.   As of September 30, 2010, the Company has not raised any money under this agreement.

On August 27, 2009, the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. The exclusivity period lapsed in August 2010 because the Company had not raised $1,500,000.  As of September 30, 2010, the Company has not raised any money under this agreement.

On May 3, 2010, the Company entered into a proposed merger agreement with two shareholders of Serenergy to acquire a majority of their outstanding shares of Serenergy.  On October 15, 2010 the Company entered in to a revised proposed merger agreement.  The agreement requires the Company to raise $2,000,000 in financing. If the financing is not raised, the agreement will lapse.  The merger will be through an exchange of shares whereby the existing majority shareholders of Serenergy will receive 35 common shares of the Company for each share held by them. Post-merger, Serenergy would be a subsidiary of the Company.  As of November 4, 2010, the Company has not raised the required funds.

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to September 30, 2010, the Company had five customers, one of which was Visator, who accounted for approximately 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.  (See Note 5).

During the nine months ended September 30, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to December 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of September 30, 2010, the Company has recorded a related party liability of $79,320 under these agreements and expenses of $108,000 for the nine months ended September 30, 2010. (See Note 12).

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 8).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest (See Note 8).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest (See Note 8).

On July 2, 2008, the Company executed a $35,000 promissory note to J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest (See Note 9).

On August 18, 2008, the Company executed a promissory note to J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest (See Note 9).

On June 8, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The note is due on demand, unsecured and bears no interest (See Note 8).

During the year ended December 31, 2009, the Company received a loan from J. Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 8).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 8).

On May 20, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,074 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 8).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of September 30, 2010.  The note is due on demand, unsecured and bears no interest.

In the third quarter of 2010, the Company received a note payable of $1,709 from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,709 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.

For the three and nine months ended September 30, 2010 and September 30, 2009, respectively, the Company recorded $681, $2,020, $681 and $2,020, respectively in kind contribution of interest on related party notes.  (See Note 10).

NOTE 14 – SUBSQUENT EVENTS

In October 2010 the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,120 and was repaid $187 for the purpose of funding operating expenses. The loan is due on demand, unsecured and bears no interest.

On May 3, 2010, the Company entered into a proposed merger agreement with two shareholders of Serenergy to acquire a majority of their outstanding shares of Serenergy.  On October 15, 2010 the Company entered in to a revised proposed merger agreement.  The agreement requires the Company to raise $2,000,000 in financing. If the financing is not raised, the agreement will lapse.  The merger will be through an exchange of shares whereby the existing majority shareholders of Serenergy will receive 35 common shares of the Company for each share held by them. Post-merger, Serenergy would be a subsidiary of the Company.  As of November 4, 2010, the Company has not raised the required funds.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We are focusing our business within the area of alternative energy technology and related opportunities.  Our agreement with Serenergy which provides us with the rights to commercialize Serenergy's patent-pending fuel cell technology to the global segment of vehicles, as well as in all segments of the US, Canada, Israeli markets, and to the United Nations organization, will be the starting-point of such activities. We plan to derive revenue from sales of these fuel cell products and related customized projects.  We plan to raise financing by December 30, 2010, and if so, we will merge with Serenergy at that time.

Results of Operations

For the three and nine months ended September 30, 2010, we had revenue of none and $221,702 as compared to none and $15,000 for the three and nine months ended September 30, 2009.  The increase in revenue in 2010 versus 2009 was due to $221,702 sales of fuel cell technology in 2010 as compared to the agreement we had with Visator for $3,000 per month for services which expired in June 2009.  The agreement began on June 1, 2008 and expired on June 1, 2009 and was not renewed.  The cost of goods sold related to revenue was none and $206,616 for the three and nine months ended September 30, 2010 as compared to none and $5,750 for the three and nine months ended September 30, 2009 mainly due to $206,616 of costs incurred related to the sale of the fuel cell technology in 2010.

For the three and nine months ended September 30, 2010, our operating expenses totaled $115,341 and $359,328, compared to $131,931 and $170,252 for the three and nine months ended September 30, 2009. The increase in operating expenses were mainly due to the accounting, audit, finance consulting, consulting and legal expenses of $51,463 and $164,741, respectively, that we incurred for the three and nine months ended September 30, 2010 as compared to $101,000 and $128,522 for the same periods in 2009. The increase in operating expenses was also due to consulting fee related party expenses of $36,000 and $108,000, respectively that we incurred for the three and nine months ended September 30, 2010 versus $14,000 and $20,000 for same periods in 2009. This amount was due to Jesper Toft’s consulting services rising to $12,000 per month starting from September 2009 which was an increase from $1,000 per month. The net loss was $124,661 and $357,801 for the three and nine months ended September 30, 2010 as compared to $136,984 and $168,021 for three and nine months ended September 30, 2009. The decrease and increase in net loss of $12,323 and $189,780 respectively for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 the decrease was mainly due a reduction in operating expenses due to professional fees and the increase was mainly due to the increase in operating expenses due to consulting fees and services related party, professional fees and board member fees.

For the three and nine months ended September 30, 2010, we also had interest expense of $9,816 and $16,332 respectively, which was made up of $681 and $2,020 related to in-kind contribution of interest on non-interest bearing loans payable-related party and $9,135 and $14,312 of interest on loan and notes payable and interest on a loan extension. For the three and nine months ended September 30, 2009, we had interest expense of $681 and $2,020, respectively related to in-kind contribution of interest on non-interest bearing loans payable-related party. The increase in interest expense in 2010 compared to 2009 was due to the loans and notes payable that were entered into in the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2010 and September 30, 2009, we also had other income from Serenergy of $3,236 and $3,236, none and none respectively.

 Capital Resources and Liquidity

As of September 30, 2010 and as of December 31, 2009, we had cash of $28,372 and $5,785, respectively. While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

Operating activities used $252,616, $93,267 and $466,148, respectively of cash during the nine months ended September 30, 2010, September 30, 2009 and for the period from April 18, 2008 (Inception) through September 30, 2010.  We had a net loss of $357,801, $168,021 and $768,700 during these periods, respectively. We had a decrease in accounts receivable of $65,000, $2,000 and none, an increase in accounts receivable related party of $3,235, none and $3,235, an increase in other assets of none, $860 and $465, respectively offset by an decrease in accounts and accrued expenses payable of $23,007 and an increase of $49,146, and $113,358, and an increase in accounts and accrued expenses payable related party of $49,577, none, and $79,320, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $14,211, $15,000 and $56,069 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $2,020, $2,020 and $5,990, depreciation and amortization expense of $619, $448 and $1,515, and bad debt expense related party of none, $7,000, and $7,000, respectively.

Investing Activities

We used none, $402,780 and $405,716, respectively, of cash in our investing activities during the nine months ended September 30, 2010, September 30, 2009 and for the period from April 18, 2008 (Inception) through September 30, 2010.  We used none, $402,780 and $402,780, respectively, of cash for our Serenergy equity investment during the nine months ended September  30, 2010, September 30, 2009 and for the period from April 18, 2008 (Inception) through September 30, 2010.  We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the nine months ended September 30, 2010, September 30, 2009 and for the period from April 18, 2008 (Inception) through September 30, 2010.

Financing Activities

We had $275,203, $577,180 and $900,236, respectively, of cash provided by our financing activities during the nine months ended September 30, 2010, September 30, 2009 and for the period from April 18, 2008 (Inception) through September 30, 2010.  We had none, $575,400 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, none, none and $2,853, respectively, of proceeds of loans payable to related party, $29,678, $1,780 and $76,458, respectively, of proceeds of loans payable to J. Toft ApS related party, and convertible note payable of $200,000, none, and $200,000 and $45,525, none and $45,525 of proceeds of loan payable, respectively.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of September 30, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of September 30, 2010 and September 30, 2009.

Off-Balance sheet arrangements

At September 30, 2010, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.   Controls and Procedures

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

METHA ENERGY SOLUTIONS INC.

Dated: November 15, 2010	By:	/S/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer