Form 10-K
period 2010-12-31
METHA ENERGY SOLUTIONS INC.
filed 2011-04-15
CIK 1440760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☐         No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter) was $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2011
Common Stock, $.001 par value per share	22,620,030 shares

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2010

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

Item 1.  Business

General

We are a Delaware Corporation founded in April 2008.  We changed our name to Metha Energy Solutions Inc. (“Metha Energy” or “the Company” or “formerly Inscrutor”) on October 12, 2009.  We focus our business on commercializing advanced fuel cell technology. We plan to expand our product offerings within this area through new agreements with various technology companies.

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

Marketing

We have sold fuel cell products to a number of different applications to both private companies, universities and other institutions and we will continue our focus in this area.  We communicate mainly through direct customer communication via e-mail and phone.

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

WE HAVE HAD TWO CUSTOMERS WHO HAVE ACCOUNTED FOR 56% AND 36%, RESPECTIVELY, OF OUR TOTAL REVENUES IN 2010.

We currently have two customers, who account for 56% and 36% of total revenues, respectively.  A significant decrease or interruption in business from our customers could have a material adverse effect on our business, financial condition and results of operations. We plan to greatly expand our customer base in the upcoming year to mitigate this risk.

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

Fiscal year ended December 31, 2010	High	Low
Quarter Ended
December 31, 2010	$0	$0
September 30, 2010	$0	$0
June 30, 2010	$0	$0
March 31, 2010	$0	$0

Fiscal year ended December 31, 2009 Quarter Ended
December 31, 2009	$0	$0
September 30, 2009	$0	$0
June 30, 2009	$0	$0
March 31, 2009	$0	$0

Holders of Our Common Stock

As of the date of this annual report, we had 60 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Item 6.  Selected Financial Data

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009	April 18, 2008 (Inception) - December 31, 2010
Statement of Operations Data:
Revenue	$221,702	$65,000	$286,702
Revenue-Related Party	-	15,000	36,000
	221,702	101,000	322,702
Cost of goods sold	206,616	61,750	276,416
Gross profit	$15,086	$18,250	$46,286
Gross margin	7%	18%	14%
Selling, general & administrative expenses	482,659	290,903	916,441
Loss from operations	$(467,573)	$(272,653)	$(870,155)
Operating expense (as % of revenue)	218%	288%	288%
Total other expense	(24,869)	(7,048)	(33,186)
Net loss before provision for income taxes	(492,442)	(279,701)	(903,341)
Provision for income taxes	-	-	-
Net loss	$(492,442)	$(279,701)	$(903,341)
Net loss per share	$(0.02)	$(0.02)

Balance Sheet Data:	December 31, 2010	December 31, 2009
Total assets	$404,883	$476,070
Total liabilities	618,216	215,741
Working capital deficiency	(617,793)	(144,956)
Stockholders' equity (deficit)	(213,333)	260,329

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

Plan of Operation

We will put in place product agreements to get new products in the area of alternative energy technology and related opportunities.  As soon as we have new product agreements in place, we plan to acquire relevant financing.

Results of Operations.

Years Ended December 31, 2010 and December 31, 2009

For the year ended December 31, 2010, we had revenue of $221,702 as compared to $80,000 for the year ended December 31, 2009. The increase in revenue in 2010 versus 2009 was partially due to $221,702 of sales of the fuel cell technology in 2010 versus $65,000 in 2009.  The cost of goods related to revenue was $206,616 for the year ended December 31, 2010 as compared to $61,750 for the year ended December 31, 2009, which consisted of $56,000 for fuel cell products and $5,750 for consulting labor. The increase in 2010 versus 2009 was partially due to $206,616 of equipment costs incurred related to the sale of the fuel cell technology in 2010 versus $56,000 in 2009.

For the year ended December 31, 2010, operating expenses totaled $482,659 compared to $290,903 for the year ended December 31, 2009. The increase in operating expenses were mainly due to the accounting, audit, consulting, finance consulting and legal expenses  of $217,609 that the Company incurred in 2010 versus $180,731 for to the year ended December 31, 2009.  The increase in operating expenses in 2010 versus 2009 also included board members fees of $44,079 in 2010 versus $3,158 in 2009 for they were were members for most of 2010 versus only two months in 2009.  The increase in operating expenses was also due to consulting fee related party expenses of $144,000 that we incurred for the year ended December 31, 2010 versus $56,000 for the same period in 2009. This amount was due to Jesper Toft’s consulting services rising to $12,000 per month starting from September 2009 which was an increase from $1,000 per month. The net loss was $492,442 for the year ended December 31, 2010 as compared to $279,701 for the year ended December 31, 2009. The increase in net loss was mainly due to the increase in operating expenses due to consulting fees and services related party, professional fees and board member fees.

For the year ended December 31, 2010 we also had interest expense of $24,284 related to in-kind contribution of interest on non-interest bearing loans payable-related party. For the year ended December 31, 2009, we had interest expense of $2,701. The increase in interest expense in 2010 versus 2009 is due interest on loan and notes payable, interest on a loan extension, and due to the loans and notes payable that were entered into in the year ended December 31, 2010.

Capital Resources and Liquidity

As of December 31, 2010, we had cash of $423.  As of December 31, 2009, we had cash of $5,785.  While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds through debt or equity.

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

Operating Activities

Operating activities used $284,024, $167,517 and $497,556, respectively of cash during the years ended December 31, 2010, December 31, 2009 and the period from April 18, 2008 (Inception) through December 31, 2010. We had a net loss of $492,442, $279,701 and $903,341 during the years ended December 31, 2010, December 31, 2009 and the period from April 18, 2008 (Inception) through December 31, 2010, respectively. We had a decrease and an increase in accounts receivable of $65,000, 56,000 and $0, an increase in accounts receivable-related party of $0, $7,000 and $7,000 and in other assets of $0, $0 and $465, respectively offset by an increase in accounts payable and accrued expenses  of $45,235, $118,747 and $181,600, and an increase in accounts payable and accrued expenses-related party of $78,577, $26,743 and $108,320, respectively.  In addition, we had $0, $0 and $50,000 of series A convertible preferred stock issued for services – related party, $16,079, $19,358 and $57,937 of stock issued for consulting fees and services – related party, professional and board fees, in-kind contribution of interest for loans payable – related party of $2,701, $2,701 and $6,671, bad debt expense of $0, $7,000 and $7,000 and depreciation and amortization expense of $826, $635 and $1,722, respectively.

Investing Activities

We used $0, $403,927 and $405,716, respectively, of cash in our investing activities during the years ended December 31, 2010, December 31, 2009 and the period from April 18, 2008 (Inception) through December 31, 2010.  We used $0, $402,780 and $402,780, respectively, of cash for our Serenergy equity investment and $0, $1,147 and $2,936, respectively, for the purchase of property, plant and equipment during the years ended December 31 2010, December 31, 2009 and the period from April 18, 2008 (Inception) through December 31, 2010.

Financing Activities

We had $278,662, $577,180 and $903,695, respectively, of cash provided by our financing activities during the years ended December 31, 2010, December 31, 2009 and the period from April 18, 2008 (Inception) through December 31, 2010. We had $0, $575,400 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $6,242 $0 and $10,875, respectively, of proceeds of loans payable to related party and $26,895, $1,780 and $71,895, respectively, of proceeds of notes payable to related parties. We had $45,525, none and $45,425, respectively, of proceeds from loans payable and $200,000, none and $200,000, respectively, of proceeds from convertible notes payable.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have incurred net losses from inception of $903,341.  In addition at December 31, 2010 current liabilities exceed current assets by $617,793 and net cash used in operations is $284,024 for the year ending December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

Management is pursuing other business relationships and believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement compensated the Company because Serenergy did not honor the original merger agreement.  The agreement also included that Serenergy bought back their shares held by the Company.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of December 31, 2010 and December 31, 2009.  The Company’s investment in Serenergy is accounted for based on the cost method.

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

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of December 31, 2010 and December 31, 2009.

Off-Balance sheet arrangements

At December 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements.

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

Item 9A.   Controls and Procedures.

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fourth fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B.   Other Information.

On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors effective immediately. This resignation is not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officer’s and director’s and their respective ages as of April 14, 2011 are as follows:

NAME	AGE	POSITION

Jesper Toft	40	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer

Robert J. Lynch, Jr.	77	Former Member of the Board of Directors

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

Term of Office

Our sole executive officer and director, Jesper Toft, was appointed to the offices of Chief Executive Officer, Chief Financial Officer and Chairman on April 18, 2008 until the first board meeting of the board of directors ensuing after the next annual meeting of shareholders and until their respective successors in said offices are duly elected and qualified or until his earlier resignation or removal by the board.

Robert J. Lynch, Jr., Former Member of the Board of Directors

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

Term of Office

One of our former directors, Robert J. Lynch, Jr., was appointed to the office of board member on October 30, 2009 for a three year term. Robert J. Lynch, Jr. resigned on March 19, 2011.

Item 11.  Executive Compensation

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers earned by us for the years ended December 31, 2010  and December 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jesper Toft:
CEO, CFO,	2010	144,000	0	0	0	0	0	0	144,000
Chairman	2009	56,000	0	0	0	0	0	0	56,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the years ended December 31, 2010 and 2009 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the named executive officer in the last two completed fiscal years under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.  The directors were paid a total of $44,079 and $3,158 in the years ending December 31, 2010 and December 31, 2009, respectively.

Name and Principal Position	Year	Stock Awards ($)	Cash ($)	Totals ($)

Jesper Toft:	2010	-	-	-
CEO, CFO, Chairman	2009	-	-	-

David J.P. Meachin	2010	7,105	5,000	12,105
Director (1)	2009	1,579	-	1,579

Robert J. Lynch, Jr.	2010	9,474	22,500	31,974
Director (2)	2009	1,579	-	1,579

(1) David J.P. Meachin was apponted as a director of the Company on October 30, 2009. He resigned from the Board of Directors on October 19, 2010.

(2) Robert J. Lynch, Jr. was appointed as a director of the Company on October 30, 2009. He resigned from the Board of Directors on March 19, 2011.
Employment Agreements

As of December 31, 2010, we do not have an employment agreement in place with our sole officer and chairman of our board of directors.

Consulting Agreements

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services from May 2008 to August 2009 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month on a month to month basis.  As of December 31, 2010, the Company has recorded a related party liability of $108,320 under these agreements and for the years ended December 31, 2010 and December 31, 2009 expenses of $144,000 and $56,000, respectively.

Board of Director Agreements

 On October 30, 2009, the Company entered into two Board of Director Agreements, with Robert J. Lynch Jr. and David J.P. Meachin, respectively, that lasts until December 31, 2012.  During October 2009, the Company issued 1,000,000 in total to these two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the year ended December 31, 2010, the Company has recognized board compensation expense in total of $44,079 under the agreements.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our shares to be issued of common stock as of April 14, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Toft ApS Roennegade 9, 2100 Copenhagen Oe, Denmark	10,000,000	44.21% (1)

Common Stock	All executive officers and directors as a group	10,000,000	44.21% (1)

Common Stock	ViMachel Londegaardsvei 9 2900 Hellerup, Denmark	10,000,000	44.21% (1)

Series A Convertible Preferred Stock	Jesper Toft Frisersvej 22 C 2920 Copenhagen Oe, Denmark	100,000	100.00%

Series Convertible B Preferred Stock	ViMachel Londegaardsvei 9 2900 Hellerup, Denmark	100,000	100.00%

(1)  Based upon 22,620,030 common shares issued and outstanding as of April 14, 2011.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2010 were $20,588.  Audit fees for 2009 were $13,238.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s registration and annual statements, for review of interim financial statements included in quarterly reports and services that are normally provided by Webb & Company P.A. in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur non audit related fees from Webb & Company P.A. in 2010 or 2009.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from Webb & Company P.A. in 2010 or 2009.  Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

The Company did not incur any other fees from Webb & Company P.A. in 2010 or 2009.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits and Financial Statements

(1)      Financial Statements.  See Index to Financial Statements

(2)      Financial Statement Schedules. See pages 19 through 30, attached

(3)       Exhibits

METHA ENERGY SOLUTIONS INC.
(FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at December 31, 2010 and December 31, 2009	19

Statements of Operations for the Years ended December 31, 2010, December 31, 2009 and the Period from April 18, 2008 (Inception) through December 31, 2010	20

Statement of Changes in Stockholders' Equity (Deficit) for the period from April 18, 2008 (Inception) through December 31, 2010	21

Statements of Cash Flows for the Years ended December 31, 2010, December 31, 2009 and the Period from April 18, 2008 (Inception) through December 31, 2010	22

Notes to the Financial Statements	23-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Metha Energy Solutions Inc.(f/k/a Inscrutor, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Metha Energy Solutions Inc. (f/k/a Inscrutor, Inc.) (a Development Stage Company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and December 31, 2009 and the period April 18, 2008 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metha Energy Solutions Inc. (f/k/a Inscrutor, Inc.) (a Development Stage Company) as of December 31, 2010 and 2009 and the related statement of operations and cash flows for the years ended December 31, 2010 and December 31, 2009 and the period April 18, 2008 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with a net loss since inception of $903,341, a working capital deficiency of $617,793, stockholders' deficit of $213,333 as of December 31, 2010 and net cash used in operations since inception of $497,556. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 15, 2011

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets at December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash	$423	$5,785
Accounts receivable, net of allowance of $3,236 and $0, respectively	-	65,000

Total Current Assets	423	70,785

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,454 and $858,
respectively	335	931
Computer equipment, net of accumulated depreciation of $268 and $38,
respectively	880	1,109
	1,215	2,040

Other Assets:
Security deposit	465	465
Investment in Serenergy	402,780	402,780

TOTAL ASSETS	$404,883	$476,070

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$181,601	$136,365
Accrued expenses - related party	108,320	29,743
Loans payable - related party	10,875	4,633
Notes payable - related party	71,895	45,000
Notes payable	45,525	-
Convertible notes payable	200,000	-
Total Current Liabilities	618,216	215,741

TOTAL LIABILITIES	618,216	215,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued and 21,955,559 and 21,672,662 outstanding, respectively	22,271	22,620
Additional paid-in capital	698,684	716,555
Deferred Compensation	(19,842)	(56,842)
Accumulated deficit during the development stage	(914,646)	(422,204)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(213,333)	260,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$404,883	$476,070

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations
For the Years ended December 31, 2010,  December 31, 2009 and Period from April 18, 2008 (Inception) through December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period April 18, 2008 (Inception) - December 31, 2010

REVENUE	$221,702	$65,000	$286,702
REVENUE - Related Party	-	15,000	36,000
	221,702	80,000	322,702

COST OF GOODS SOLD	206,616	61,750	276,416

GROSS PROFIT	15,086	18,250	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	144,000	56,000	258,000
Professional fees	217,609	180,731	477,514
Board member fees	44,079	3,158	47,237
Other general & administrative expenses	76,971	51,014	133,690
Total operating expenses	482,659	290,903	916,441

Loss from operations	(467,573)	(272,653)	(870,155)

Other expense:
Gain (Loss) on Foreign Currency	(585)	2,628	2,043
Other income	3,236	-	3,236
Interest income	-	25	25
Interest expense	(24,284)	(2,701)	(28,254)
Bad debt expense-related party	(3,236)	(7,000)	(10,236)
Total other expense	(24,869)	(7,048)	(33,186)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(492,442)	(279,701)	(903,341)

Provision for income taxes	-	-	-

NET LOSS	$(492,442)	$(279,701)	$(903,341)

Basic and diluted net loss per weighted-average shares common stock	$(0.02)	$(0.02)

Basic and diluted weighted-average number of shares of common stock	21,815,868	14,899,336
to be issued

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders' Equity (Deficit)
For the Period from April 18, 2008 (Inception) through December 31, 2010

									Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional		Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deferred Compensation	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-	$	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900		-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455		-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269		-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-		(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624	-	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300		-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	74,930	(56,842)	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	2,701		-	2,701

Net loss for the year ended December 31, 2009									(279,701)	(279,701)

Balance December 31, 2009	22,620,030	$22,620	100,000	$100	100,000	$100	$716,555	$(56,842)	$(422,204)	$260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-		-	-

Common stock issued for professional services	-	-	-	-	-	-	-	16,079	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	(20,572)	20,921	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	2,701		-	2,701

Net loss for the year ended December 31, 2010									(492,442)	(492,442)

Balance December 31, 2010	22,271,346	$22,271	100,000	$100	100,000	$100	$698,684	$(19,842)	$(914,646)	$(213,333)

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows
For the Years ended December 31, 2010, December 31, 2009 and the Period from April 18, 2008 (Inception) through December 31, 2010

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009	For the Period April 18, 2008 (Inception) - December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(492,442)	$(279,701)	$(903,341)
Adjustments to reconcile net loss to cash used in operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	16,079	19,358	57,937
In-kind contribution of interest expense	2,701	2,701	6,671
Bad debt expense-related party	3,236	7,000	10,236
Depreciation and Amortization expense	826	635	1,722
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	65,000	(56,000)	-
Increase in accounts receivable-related party	(3,236)	(7,000)	(10,236)
Increase in other assets	-	-	(465)
Increase in accounts payable and accrued expenses	45,235	118,747	181,600
Increase in accounts payable and accrued expenses-related party	78,577	26,743	108,320
NET CASH USED IN OPERATING ACTIVITIES	(284,024)	(167,517)	(497,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	(1,147)	(2,936)
Serenergy Equity investment	-	(402,780)	(402,780)
NET CASH USED IN INVESTING ACTIVITIES	-	(403,927)	(405,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	575,400	575,400
Proceeds from loans payable -related party	6,242	-	10,875
Proceeds from notes payable - related party	26,895	1,780	71,895
Proceeds from notes payable	45,525	-	45,525
Proceeds from convertible notes payable	200,000	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	278,662	577,180	903,695

NET INCREASE (DECREASE) IN CASH	(5,362)	5,736	423
Cash, beginning of period	5,785	49	-
Cash, END OF PERIOD	$423	$5,785	$423

Supplementary disclosures of cash flow information

Cash paid during the period for
Income taxes	$-	$-	$-
Interest paid	$10,700	$-	$10,700

See accompanying notes to the financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage with a net loss since inception of $903,341, a working capital deficiency of $617,793, stockholder’s deficiency of $213,333 as of December 31, 2010 and net cash used in operations since inception of $497,556. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have enough cash to continue operations for twelve months without receiving additional debt or equity financing or increasing our revenues.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the years ended December 31, 2010 and December 31, 2009, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s holds approximately 11% of Serenergy’s issued and outstanding shares as of December 31, 2010 and 2009. The Company’s investment in Serenergy is accounted for based on the cost method.

Income taxes

The Company follows FASB Accounting Standards Codification No. 740, Income Taxes. Under the asset and liability method of FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization. As of December 31, 2010, the Company has a net operating loss carryforward of approximately $892,000 available to offset future taxable income through 2030. The valuation allowance at December 31, 2009 was approximately $94,000.  The net change in valuation allowance for the year ending December 31, 2010 was an increase of approximately $165,000.

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 34%	$(167,430)	$(95,098)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	2,102	1,308
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	165,328	93,790

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2010	2009

Deferred income tax asset:
Net operating loss carryforwards	$(303,293)	$(137,965)
Valuation allowance	303,293	137,965
Deferred income taxes	$-	$-

Net loss per common share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 100,000 Series A convertible and 100,000 Series B convertible preferred shares were omitted from the calculation of earnings per share- diluted as their inclusion is anti-dilutive as of December 31, 2010 and 2009.

Segments
The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts receivable-related party, accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

Reclassification
Certain amounts in the 2009 information have been reclassified to conform to the 2010 presentation. These reclassifications have no impact on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2010 and December 31, 2009, property and equipment is as follows:

	2010	2009
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated depreciation and amortization	1,722	896
	$1,214	$2,040

Depreciation and Amortization expense for the years ended December 31, 2010, December 31, 2009 and for the period April 18, 2008 (inception) to December 31, 2010 was $826, $635 and $1,722, respectively.

NOTE 4 – INVESTMENT AGREEMENT

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months. As of December 31, 2010, the agreement has lapsed.

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months. As of December 31, 2010, the agreement has lapsed.

On August 27, 2009 the Company made an investment in Serenergy for 84,000 shares of Serenergy stock, or approximately 11% of the issued and outstanding shares, for approximately $402,000. The Company recognized the investment under the cost method of accounting. As of December 31, 2010, the Company owns approximately 11% of the issued and outstanding shares of Serenergy.

On May 3, 2010, the Company entered into a merger agreement with two shareholders of Serenergy to acquire a majority of their outstanding shares of Serenergy. On October 15, 2010 the Company entered in to a revised merger agreement. The agreement requires the Company to raise $2,000,000 in financing. If the financing is not raised, the agreement will lapse. The merger will be through an exchange of shares whereby the existing majority shareholders of Serenergy will receive 35 common shares of the Company for each share held by them. Post-merger, Serenergy would be a subsidiary of the Company.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company by our investors and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. As of March 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

 Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at December 31, 2010 and 2009.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At December 31, 2010, the Company had a cash balance of approximately $18 at a financial institution in Denmark.

Major Customers

For the years ended December 31, 2010 and December 31, 2009 the Company had two customers who accounted for 92% and 100%  of total revenues in the amount of $205,632 and $80,000, respectively. One customer, Visator contributed $0 and $15,000, respectively. This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.  Customer B contributed  $125,000 and $0, respectively, which is 56% of sales for the year ended December 31, 2010.  Customer C contributed $79,000 and $0, respectively, which is 35% of sales for the year ended December 31, 2010.  The Company plans to greatly expand their customer base in the upcoming year to mitigate this risk.

Accounts Receivable

As of December 31, 2010 and 2009, the Company had one customer each year that represented 100% of the accounts receivable balance.

NOTE 6 – NOTES PAYABLE

In February 2010 In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note was due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month.  The Company renewed the note for four months therefore the note is due on December 31, 2010.  For the years ended December 31, 2010 and December 31, 2009, the Company recorded $1,366 and none, respectively of interest expense for extending the note.  For the year ended December 31, 2010 and December 31, 2009, the Company recorded $10,455 respectively of interest expense on the loan.

As of December 31, 2010, the note was in default. On March 24, 2011, the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the year ended December 31, 2010, the Company recorded $4,881 of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. (See Note 12)

In June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the year ended December 31, 2010 the Company recorded $4,881 and none, respectively of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. (See Note 12)

NOTE 8 – LOANS PAYABLE – RELATED PARTY

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

During the year ended December 31, 2010, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $6,242 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 13).

NOTE 9 – NOTES PAYABLE – RELATED PARTY

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

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of December 31, 2010.  The note is due on demand, unsecured and bears no interest.

In first quarter of 2010, the Company received a note payable of $1,072 from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer & Chief Financial Officer of the Company, in the amount of $1,072 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest (See Note 13).

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

On August 27, 2009 the Company sold an investor 10,000,000 shares of common stock with a par value of $.001 and 100,000 shares of Series B Convertible Preferred stock with a par value of $.001, for $575,400 ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt from IT Ventures for finance consulting services.  For the period from August 27, 2009  to December 31, 2009, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share).

On August 27, 2009, the Company authorized the issuance of 210,000 shares of common stock to a consultant for consulting services. For the period from August 27, 2009 to December 31, 2009, the Company has recorded the fair value of $12,500 in consulting fees ($0.06 per share).

On October 29, 2009, the Company authorized the issuance of 20,000 shares of common stock to a consultant for consulting services performed for the Company.  For the period from April 18, 2008 (inception) to December 31, 2009 the Company has recorded the fair value of $1,200 in consulting fees ($0.06 per share).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two members of the Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the years ended December 31, 2010 and 2009, the Company has recognized board compensation expense of $16,079 and $3,258 under the agreement.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and 348,684 shares are to be cancelled.

For the years ended December 31, 2010 and  December 31, 2009,  and for the period April 18, 2008 (inception) to December 31 2010, the Company recorded $2,701,$ 2,701and $6,671,respectively as an in kind contribution of interest on related party notes (See Notes 6 and 7).

NOTE 11– MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company. For the years ended December 31, 2010 and December 31, 2009 of $0 and $15,000, respectively to reflect zero and five months, respectively, worth of revenue. The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services from May 2008 to August 2009 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month on a month to month basis.  As of December 31, 2010, the Company has recorded a related party liability of $108,320 under these agreements and for the years ended December 31, 2010 and December 31, 2009 expenses of $144,000 and $56,000, respectively. (See Note 11)

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company has not received $2,000,000 in funding and no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated. (See Note 13)

The Company has paid one independent director a fee of $5,000 as of the year ended December 31, 2010. Also, the Company has paid one independent director a fee of $23,000 as of the year ended December 31, 2010. (See Note 13)

Distribution agreements

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months.  As of December 31, 2010, the agreement has lapsed.

On August 27, 2009, the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months.  As of December 31, 2010, the agreement has lapsed.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services from May 2008 to August 2009 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of December 31, 2010, the Company has recorded a related party liability of $108,320 under these agreements and for the years ended December 31, 2010 and December 31, 2009 expenses of $144,000 and $56,000, respectively (See Note 12).

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

NOTE 13 – RELATED PARTY TRANSACTIONS CONTINUED

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

For the years ended December 31, 2010, December 31, 2009, and for the period April 18, 2008 (inception) to December 31, 2010, $2,701,  $2,701 and $6,671, respectively were recorded as an in kind contribution of interest on related party notes.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company has not received $2,000,000 in funding and no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated. (See Note 12)

The Company has paid one independent director a fee of $5,000 as of the year ended December 31, 2010. Also, the Company has paid one independent director a fee of $23,000 as of the year ended December 31, 2010. (See Note 12)

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 8).

On May 20, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,074 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 8).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of December 31, 2010.  The note is due on demand, unsecured and bears no interest.

In the third quarter of 2010, the Company received a note payable of $1,709 from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,709 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.

NOTE 14 – SUBSEQUENT EVENTS

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note was due on August 31, 2010 and bears monthly interest of 2.5%.
As of December 31, 2010, the note was in default. On March 24, 2011, the note was settled in full.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company by our investors and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000.  As of March 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of December 31, 2010.  The note is due on demand, unsecured and bears no interest. On March 24, 2011, the note was settled in full.

During the period from January 1, 2011 to April 14, 2011, the Company received a $2,490 loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, for funding the Company’s operation.  During the same period, the Company repaid $18,828 to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company.

On January 5, 2011, the Company received a loan from Vistator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest.

Exhibits

Exhibit No.

14.1	Code of Ethics*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

* Previously filed

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHA ENERGY SOLUTIONS INC.

Dated: April 15, 2011	By:	/S/ JESPER TOFT
Jesper Toft Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer Chairman of the Board of Directors