Form 10-K/A
period 2010-12-31
METHA ENERGY SOLUTIONS INC.
filed 2011-04-18
CIK 1440760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

Explanatory note

This amendment was made to correct a typo in the balance sheet.  There were no other modifications to the disclosures contained in the original Form 10-K filed April 15, 2011.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K /A
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
FORM 10-K /A
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