Form 10-Q
period 2011-03-31
METHA ENERGY SOLUTIONS INC.
filed 2011-05-20
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011: 22,620,030 shares of common stock.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2011

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2011 (Unaudited) and as of December 31, 2010	3

	Condensed Statements of Operations for the three months ended March 31, 2011, the three months ended March 31, 2010, and the Period from April 18, 2008 (Inception) through March 31, 2011 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficit) for the period from April 18, 2008 (Inception) through March 31, 2011 (Unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2011, the three months ended March 31, 2010 and the Period from April 18, 2008 (Inception) through March 31, 2011 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Reserved and Removed	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,638,954	$423

Total Current Assets	1,638,954	423

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,603 and $1,454,
respectively	186	335
Computer equipment, net of accumulated depreciation of $325 and $267,
respectively	822	880
	1,008	1,215

Other Assets:
Security deposit	465	465
Investment in Serenergy	-	402,780

TOTAL ASSETS	$1,640,427	$404,883

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$44,595	$181,601
Accrued expenses - related party	134,520	108,320
Income tax liability	205,392	-
Loans payable - related party	14,365	10,875
Notes payable - related party	12,444	71,895
Notes payable	-	45,525
Convertible notes payable	200,000	200,000
Total Current Liabilities	611,316	618,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued	100	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued, and 22,271,346 and
21,955,559 outstanding, respectively	22,271	22,271
Additional paid-in capital	699,350	698,684
Deferred Compensation	-	(19,842)
Accumulated deficit during the development stage	307,290	(914,646)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,029,111	(213,333)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,640,427	$404,883

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	April 18, 2008 (Inception) - March 31, 2011

Revenue	$-	$221,702	$286,702
Revenue - Related Party	-	-	36,000
	-	221,702	322,702

Cost of goods sold	-	-	276,416
Cost of goods sold - related party		206,616	-
Gross Profit	-	15,086	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	36,000	41,000	294,000
Professional fees	5,193	70,117	482,707
Board member fees	31,448	4,737	78,685
Other general & administrative expenses	7,782	17,536	141,472
Total operating expenses	80,423	133,390	996,864

Loss from operations	(80,423)	(118,304)	(950,578)

Other expense:
Loss on foreign currency	(5,400)	(1,008)	(3,357)
Gain on settlement transactions	1,516,161	-	1,516,161
Other income	-	-	3,236
Forgiveness of debt	6,771	-	6,771
Interest income	-	-	25
Interest expense	(9,781)	(1,797)	(38,035)
Bad debt expense-related party	-	-	(10,236)
Total other expense	1,507,751	(2,805)	1,474,565
			-
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,427,328	(121,109)	$523,987

Provision for income taxes	205,392	-	205,392

NET INCOME (LOSS)	$1,221,936	$(121,109)	318,595

Basic net income (loss) per weighted-average shares common stock	$0.06	$(0.01)

Diluted net income (loss) per weighted-average shares common stock	$0.06	$(0.01)

Basic weighted-average number of shares of common stock to be issued	21,968,717	21,698,978

Diluted weighted-average number of shares of common stock to be issued	22,168,717	21,698,978

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Equity/(Deficit)
For the Period from April 18, 2008 (Inception) through March 31, 2011 (unaudited)

							Additional		Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Paid-in	Deferred	Deficit during the
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	development stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	49,900	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	22,455	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	1,269	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	73,624	-	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	565,300		-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	74,930	(56,842)	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(279,701)	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	716,555	(56,842)	(422,204)	260,329

Common stock issued for professional services	-	-	-	-	-	-	-	16,079	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	(20,572)	20,921	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(492,442)	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	698,684	(19,842)	(914,646)	(213,333)

Common stock issued for professional services	-	-	-	-	-	-	-	19,842	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	666	-	-	666

Net income for the period ended March 31, 2011	-	-	-	-	-	-	-	-	1,221,936	1,221,936

Balance March 31, 2011	22,271,346	$22,271	100,000	$100	100,000	$100	$699,350	$-	$307,290	$1,029,111

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	For the Period April 18, 2008 (Inception) - March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,221,936	$(121,109)	$318,595
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	19,842	4,737	77,779
In-kind contribution of interest expense	666	666	7,337
Bad debt expense-related party	-	-	10,236
Depreciation and Amortization expense	207	207	1,928
Gain on settlement	(683,071)	-	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	65,000	-
Increase in accounts receivable-related party	-	-	(10,236)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	(137,006)	(152)	44,595
Increase in accounts payable and accrued expenses-related party	26,200	18,477	134,520
Increase in deferred tax liability	205,392	-	205,392
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	654,166	(32,174)	156,610

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity	1,085,851	-	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,085,851	-	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Proceeds from loans payable -related party	3,490	-	14,365
Proceeds from notes payable - related party	-	1,072	71,895
Repayment of notes payable - related party	(59,451)	-	(59,451)
Proceeds from notes payable	-	45,525	45,525
Repayment of notes payable	(45,525)	-	(45,525)
Proceeds from convertible notes payable	-	-	200,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(101,486)	46,597	802,209

NET INCREASE (DECREASE) IN CASH	1,638,531	14,423	1,638,954
Cash, beginning of period	423	5,785	-
Cash, END OF PERIOD	$1,638,954	$20,208	$1,638,954

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$4,677	$-	$15,377

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Effective October 12, 2009, the Company changed their name to Metha Energy Solutions Inc.  (“Metha Energy” or “the Company” or “formerly Inscrutor”) (OTCBB: MGYS).  Metha Energy focuses the business within the area of  advanced fuel cell technology.   The Company has generated experience and knowledge on which it will base future activities.  Activities during the development stage involve developing the business plan and raising capital.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000.  The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of March 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern

The accompanying unaudited condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net operating losses from inception of $950,578.  In addition there was no revenue during the three months ended March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. For the three months ended March 31, 2011 and the year ended December 31, 2010, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately none and 11% of Serenergy’s issued and outstanding shares as of March 31, 2011 and December 31, 2010. The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of March 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of March 31, 2010 and is included in diluted earnings per share as of March 31, 2011.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses, accrued expenses - related party, loans payable – related party, notes payable – related party and notes payable approximate fair value based on the short-term maturity of these instruments.

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2011 (Unaudited) and December 31, 2010, property and equipment is as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	1,928	1,721
	$1,008	$1,215

Amortization expense for the three months ended March 31, 2011, March 31, 2010 and the period from April 18, 2008 (inception) to March 31, 2011 was $207, $207 and $1,928, respectively.

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

On August 27, 2009 the Company made an investment in Serenergy for 84,000 shares of Serenergy stock, or approximately 11% of the issued and outstanding shares, for approximately $402,000. The Company recognized the investment under the cost method of accounting. As of December 31, 2010, the Company owned approximately 11% of the issued and outstanding shares of Serenergy.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of March 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at March 31, 2011.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At March 31, 2011 and December 31, 2010, the Company had a cash balance of approximately $1,403,000 and $18, respectively, at financial institutions in Denmark, which was uninsured.

Major Customer

For the three months ended March 31, 2011, three months ended March 31, 2010, and the period April 18, 2008 (Inception) through March 31, 2011, the Company had none, three, and five customers, who accounted for 100% of total revenues in the amount of approximately $0, $222,000 and $323,000, respectively.  Customer A, contributed $0, $125,000 and $125,000, respectively, which is 0%, 56% and 39% of sales for the three months ended March 31, 2011, the three months ended March 31, 2010, and the period April 18, 2008 (Inception) through March 31, 2011, respectively. Customer B, contributed $0, $79,000 and $79,000, respectively, which is 0%, 35% and 24% of sales for the three months ended March 31, 2011, the three months ended March 31, 2010, and the period April 18, 2008 (Inception) through March 31, 2011, respectively.  Customer C, Visator contributed none, none and $36,000, respectively, which is 0%, 0% and 11% of sales for the three months ended March 31, 2011, three months ended March 31, 2010, and the period April 18, 2008 (Inception) through March 31, 2011.  This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.

Accounts Receivable

As of March 31, 2011 and December 31, 2010, respectively the Company did not have an accounts receivable balance.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months therefore the note is due on December 31, 2010. For the three months ended March 31, 2011 and March 31, 2010, respectively the Company recorded $4,677 and $1,131  of interest expense on the loan.

As of December 31, 2010, the note was in default. On March 24, 2011, the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three months ended March 31, 2011 and March 31, 2010, the Company recorded $2,219 and $0, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. On April 27, 2011 the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE CONTINUED

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three months ended March 31, 2011 and March 31, 2010, the Company recorded $2,219 and $0, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.  On April 27, 2011 the note was settled in full.

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

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest (See Note 13).  This loan holder is a related party.

During the quarter ended March 31, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses. (See Note 13)

NOTE 9 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest.  During the quarter ended March 31, 2011, the Company repaid $33,628 of the $35,000 promissory note to Toft ApS (See Note 13).

NOTE 9 –NOTES PAYABLE – RELATED PARTIES CONTINUED

On August 18, 2008, the Company received a note from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest (See Note 13).

On January 13, 2010, the Company received a note from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The note is due on demand, unsecured and bears no interest (See Note 13).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of March 31, 2011.  The note is due on demand, unsecured and bears no interest. On March 24, 2011, the note was settled in full. (See Note 13)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three months ended March 31, 2011 and March 31, 2010, respectively the Company has recognized board compensation expense of $18,948 and $4,737 under the agreement.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors in disagreement with the Chairman of the Board of Directors and 348,684 shares are to be cancelled.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors in agreement with the Chairman of the Board of Directors and all 500,000 of his shares were fully earned and outstanding as of March 31, 2011. (See notes 12 and 13)

For the three months ended March 31, 2011 and March 31, 2010, and the period April 18, 2008 (Inception) through March 31, 2011,  $666, $666 and $7,337, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of three months ended March 31, 2011 and March 31, 2010 and the period from April 18, 2008 (inception) to March 31, 2011, the Company has recorded revenue of none, none and $36,000, respectively to reflect zero, zero and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month. As of March 31, 2011, the Company has recorded a related party liability of $134,520 under these agreements and expenses of $36,000 for the three months ended March 31, 2011.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company had not been able to complete the  investment due to breach of the Serenergy agreement for the $2,000,000 in funding and so no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated. (See Note 13)

The Company has paid one independent director a fee of $12,500 for the three months ended March 31, 2011. (See Notes 10 and 13)

Distribution agreements

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months.  As of December 31, 2010, the agreement has lapsed. (See Note 4)

On August 27, 2009, the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months.  As of December 31, 2010, the agreement has lapsed. (See Note 4)

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to March 31, 2011, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed. (See Note 5)

During the three months ended March 31, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  As of March 31, 2011, the Company has recorded a related party liability of $134,520 under these agreements and expenses of $36,000 (See Note 12).

NOTE 13 – RELATED PARTY TRANSACTIONS CONTINUED

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company had not been able to complete the  investment due to breach of the Serenergy agreement for the $2,000,000 in funding and so no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated. (See Notes 10 and 12)

The Company has paid one independent director a fee of $12,500 for the three months ended March 31, 2011. (See Note 12)

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

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest. During the quarter ended March 31, 2011, the Company repaid $33,628 of the $35,000 promissory note to Toft Aps (See Note 9).

On August 18, 2008, the Company executed a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest (See Note 9).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest (See Note 9).

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

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest (See Note 8).

During the quarter ended March 31, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses. (See Note 8).

For the three months ended March 31, 2011 and March 31, 2010, and the period April 18, 2008 (Inception) through March 31, 2011,  $666, $666 and $7,337, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

NOTE 14 – SUBSEQUENT EVENTS

On May 5, 2011, the Company has paid one independent director a fee of $7,500.

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of $570,000.

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually. On April 27, 2011 the note was settled in full.

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  On April 27, 2011 the note was settled in full.

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest.  During the quarter ended March 31, 2011, the Company repaid $33,628 of the $35,000 promissory note to Toft ApS.  In the second quarter of 2011, the Company repaid the remaining $1,372 of the $35,000 promissory note to Toft ApS.

On August 18, 2008, the Company received a note from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

On January 13, 2010, the Company received a note from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The note is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

NOTE 14 – SUBSEQUENT EVENTS CONTINUED

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

During the year ended December 31, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011 the note was settled in full.

During the year ended December 31, 2010, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $6,242 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest. In the second quarter of 2011 the note was settled in full.

During the quarter ended March 31, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses.  In the second quarter of 2011 the note was settled in full.

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest.  This loan holder is a related party.  In the second quarter of 2011 the loan was settled in full.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We focus our business within advanced fuel cell technology. We plan to expand our activities within this area through the experience and know-how we have in this business segment.  In that regard we plan to put in place new service and product agreements in the area of alternative energy technology and related opportunities. If we are able to obtain new product agreements, we plan to acquire relevant financing to move forward with our plans.

Results of Operations

For the three months ended March 31, 2011, we had revenue of $0 as compared to $221,702 for the three months ended March 31, 2010.  The decrease in revenue in 2011 versus 2010 was due no sales in 2011 as compared to  $221,702 in sales of fuel cell technology in 2010.  The cost of goods sold related to revenue was $0 for the three months ended March 31, 2011 as compared to $206,616 for the three months ended March 31, 2010 mainly due to no sales in 2011 versus equipment costs incurred related to the sale of the fuel cell technology in 2010.

For the three months ended March 31, 2011, our operating expenses totaled $80,423, compared to $133,390 for the three months ended March 31, 2010. The decrease in operating expenses were mainly due to the accounting, audit, consulting and legal expenses of $5,193 that we incurred in 2011 as compared to $70,117 for the same period in 2010. The decrease in operating expenses from 2011 versus 2010 was due to renegotiating lower rates for accounting services and a not having a finance consulting expense in 2011 versus 2010. The decrease in operating expenses was also due to consulting fee related party expenses of $36,000 that we incurred in 2011 versus $41,000 for same period in 2010.

The net income was $1,221,936 for the three months ended March 31, 2011 as compared to a net loss ($121,109) for three months ended March 31, 2010. The increase in net income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was mainly due to the March 2011 settlement agreement with Serenergy that compensated the Company for Serenergy’s breach of contract during the original merger agreement. The company recorded a gain of approximately $1,500,000 on this agreement. For the three months ended March 31, 2011, net income was partially offset by provision for income taxes of $205,392 versus none in the same period in 2010.  The increase in provision for income taxes of $205,392 for the three months ended 2011 versus 2010 was due to net income in 2011, which was mainly due to the March 2011 settlement agreement with Serenergy, versus net losses in 2010.

For the three months ended March 31, 2011, we also had interest expense of $9,781, which was made up of $666 related to in-kind contribution of interest on non-interest bearing loans payable-related party, $4,677 of interest on a note payable and $4,438 of interest on convertible notes. For the three months ended March 31, 2010, we had interest expense of $1,797 related to in-kind contribution of interest on non-interest bearing loans payable-related party. The increase in interest expense in 2011 compared to 2010 was due to the notes payable entered into in February 2010 and convertible notes payable that were entered into in the second quarter of 2010.

Capital Resources and Liquidity

As of March 31, 2011 and as of December 31, 2010, we had cash of $1,638,954 and $423, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities.

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of $570,000.

Subsequent to March 31, 2011, the Company repaid $200,000 of convertible notes payable and $26,809 of notes payable - related party and loans payable - related party.

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

Operating Activities

Operating activities (used) or provided $654,166, $(32,174) and $156,610, respectively of cash during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.  We had a net income (loss) of $1,221,936, $(121,109) and $318,595 during these periods, respectively. We had a decrease in accounts receivable of none, $65,000 and none, an increase in accounts receivable related party of none, none and $10,236, an increase in other assets of none, none and $465, respectively offset by an decrease in accounts and accrued expenses payable of $137,006, $152, and an increase of $44,595, an increase in accounts and accrued expenses payable related party of $26,200, $18,477, and $134,520, respectively, and an increase in deferred tax liability of $205,392, none and $205,392, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $19,842, $4,737 and $77,779 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $666, $666 and $7,337, amortization expense of $207, $207 and $1,928, and bad debt expense related party of none, none, and $10,236, respectively.

Investing Activities

We provided (used) $1,085,851, none and $680,135, respectively, of cash in our investing activities during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.  We used cash of none, none and $402,780, respectively, of cash for our Serenergy equity investment during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.  We provided cash of $1,085,851, none and $1,085,851, respectively, from the sale of Serenergy equity during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011. We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.

Financing Activities

We had $(101,486), $46,597 and $802,209, respectively, of cash provided by (used in) our financing activities during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.  We had none, none and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $3,490, none and $14,365, respectively, of proceeds of loans payable to related party, and none, none and $200,000, respectively of proceeds from convertible notes payable during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.  We had $59,451, none and $59,451 respectively, of repayment of notes payable to related party, and none, $1,072 and $71,895, respectively, of proceeds from notes payable to related party, and none, $45,525 and $45,525 of proceeds of notes payable, and $45,525, none and $45,525 of repayment of notes payable during the three months ended March 31, 2011, March 31, 2010 and for the period from April 18, 2008 (Inception) through March 31, 2011.

Critical Accounting Policies

Going concern

The accompanying condensed unaudited financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net operating losses from inception of $950,578. In addition there were no revenues during the three months ended March 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately 0% and 11% of Serenergy’s issued and outstanding shares as of March 31, 2011 and December 31, 2010.  The Company’s investment in Serenergy was accounted for based on the cost method.

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

Off-Balance sheet arrangements

At March 31, 2011, we had no off-balance sheet arrangements.

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

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2011. Since these entity level programs have a pervasive effect across the organization, management has determined that these deficiencies constitute a material weakness due to (i) the lack of an independent director on our Board of Directors as a result of Mr. Lynch’s resignation from the Board on March 19, 2011 and (ii) the Company’s size, which prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

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

Not required for smaller reporting companies.

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

METHA ENERGY SOLUTIONS INC.

Dated: May 20, 2011	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer