Form 10-Q
period 2011-06-30
METHA ENERGY SOLUTIONS INC.
filed 2011-08-22
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2011: 22,620,030 shares of common stock.

 METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2011

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and as of December 31, 2010	3

	Condensed Statements of Operations for the three and six months ended June 30, 2011, the three and six months ended June 30, 2010, and the Period from April 18, 2008 (Inception) through June 30, 2011 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficit) for the period from April 18, 2008 (Inception) through June 30, 2011 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2011, the six months ended June 30, 2010 and the Period from April 18, 2008 (Inception) through June 30, 2011 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Reserved and Removed	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$329,987	$423

Total Current Assets	329,987	423

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,751 and $1,454,
respectively	37	335
Computer equipment, net of accumulated depreciation of $383 and $267,
respectively	765	880
	802	1,215

Other Assets:
Security deposit	465	465
Investment in Serenergy	-	402,780

TOTAL ASSETS	$331,254	$404,883

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$23,848	$181,601
Accrued expenses - related party	785	108,320
Deferred tax liability	83,302	-
Loans payable - related party	-	10,875
Notes payable - related party	-	71,895
Notes payable	-	45,525
Convertible notes payable	-	200,000
Total Current Liabilities	107,935	618,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued and outstanding	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; none and 100,000 to be issued and outstanding	-	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued, and 22,271,346 and
21,955,559 outstanding, respectively	22,271	22,271
Additional paid in capital	700,023	698,684
Less Treasury stock; 100,000 and 0 Series B Convertible Preferred stock (cost)	(569,366)	-
Deferred Compensation	-	(19,842)
Retained earnings (Accumulated deficit) during the development stage	70,291	(914,646)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	223,319	(213,333)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$331,254	$404,883

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations (Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010	April 18, 2008 (Inception) - June 30, 2011

Revenue	$-	$-	$-	$221,702	$286,702
Revenue - Related Party	-	-	-	-	36,000
		-	-	221,702	322,702

Cost of goods sold	-	-	-	-	276,416
Cost of goods sold - related party	-	-	-	206,616	-
Gross Profit	-	-	-	15,086	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	105,000	31,000	141,000	72,000	399,000
Professional fees	242,139	43,161	247,332	113,278	724,846
Board member fees	7,500	19,793	38,948	24,530	86,185
Other general & administrative expenses	27,184	16,643	34,966	34,179	168,656
Total operating expenses	381,823	110,597	462,246	243,987	1,378,687

Loss from operations	(381,823)	(110,597)	(462,246)	(228,901)	(1,332,401)

Other income (expense):
Gain (Loss) on Foreign Currency	17,959	49	12,559	(959)	14,602
Gain on settlement of agreement	-	-	1,516,161	3,236	1,516,161
Other income	-	3,236	-	-	3,236
Forgiveness of debt	6,777	-	13,548	-	13,548
Interest income	3	-	3	-	28
Interest expense	(2,005)	(4,719)	(11,786)	(6,516)	(40,040)
Bad debt expense-related party	-	-	-	-	(10,236)
Total other income (expense)	22,734	(1,434)	1,530,485	(4,239)	1,497,299
					-
Net Income (Loss) Before Provision For Income Taxes	(359,089)	(112,031)	1,068,239	(233,140)	164,898

Provision for (benefit from) income taxes	(122,090)	-	83,302	-	83,302

Net Income (Loss)	$(236,999)	$(112,031)	$984,937	$(233,140)	$81,596

Basic and diluted net income (loss) per weighted-average shares common stock	$(0.01)	$(0.01)	$0.04	$(0.01)

Basic weighted-average number of shares of common stock to be issued	22,271,351	21,777,926	22,120,870	21,738,670

Diluted weighted-average number of shares of common stock to be issued	22,371,351	21,777,926	22,220,870	21,738,670

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Equity/(Deficit)
For the Period from April 18, 2008 (Inception) through June 30, 2011 (unaudited)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Treasury Stock Series B Convertible Preferred Stock		Additional Paid-in	Deferred	Accumulated Deficit during the development
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	-	$-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	-	-	49,900	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	-	-	22,455	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,269	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	-	-	73,624	-	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	-	-	565,300	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	-	-	74,930	(56,842)	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(279,701)	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	-	-	716,555	(56,842)	(422,204)	260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-	-	-		-	-

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	16,079	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	-	-	(20,572)	20,921	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(492,442)	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	-	-	698,684	(19,842)	(914,646)	(213,333)

Purchase of Treasury Stock	-	-	-	-	(100,000)	(100)	100,000	(569,366)	-		-	(569,466)

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	19,842	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,339	-	-	1,339

Net income for the six month period ended June 30, 2011	-	-	-	-	-	-	-	-	-	-	984,937	984,937

Balance June 30, 2011	22,271,346	$22,271	100,000	$100	-	$-	100,000	$(569,366)	$700,023	$-	$70,291	$223,319

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010	For the Period April 18, 2008 (Inception) - June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$984,937	$(233,140)	$81,596
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	19,842	9,474	77,779
In-kind contribution of interest expense	1,339	1,339	8,010
Bad debt expense-related party	-	-	10,236
Depreciation and Amortization expense	413	412	2,134
Gain on settlement	(683,071)	-	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	65,000	-
Increase in accounts receivable-related party	-	(3,235)	(10,236)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	(157,753)	(39,547)	23,848
Increase (decrease) in accounts payable and accrued expenses-related party	(107,535)	39,098	785
Increase in deferred tax liability	83,302	-	83,302
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	141,474	(160,599)	(356,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity	1,085,851	-	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,085,851	-	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Purchase of treasury stock	(569,466)	-	(569,466)
Proceeds from loans payable -related party	3,490	-	14,365
Repayment of loans payable -related party	(14,365)	-	(14,365)
Proceeds from notes payable - related party	-	27,969	71,895
Repayment of notes payable - related party	(71,895)	-	(71,895)
Proceeds from notes payable		45,525	45,525
Repayment of notes payable	(45,525)	-	(45,525)
Proceeds from convertible notes payable	-	200,000	200,000
Repayments of convertible notes payable	(200,000)	-	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(897,761)	273,494	5,934

NET INCREASE (DECREASE) IN CASH	329,564	112,895	329,987
Cash, beginning of period	423	5,785	-
Cash, END OF PERIOD	$329,987	$118,680	$329,987

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$15,919	$3,366	$26,619

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC. (FORMERLY INSCRUTOR, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000.  The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of June 30, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern

The accompanying unaudited condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net operating losses from inception of $1,332,401.  In addition there was no revenue during the six months ended June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the six months ended June 30, 2011 and the year ended December 31, 2010, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately none and 11% of Serenergy’s issued and outstanding shares as of June 30, 2011 and December 31, 2010. The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of June 30, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of June 30, 2010 and 100,000 Series A convertible preferred shares outstanding as of June 30, 2011 and is included in diluted earnings per share as of June 30, 2011.

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

Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2011 (Unaudited) and December 31, 2010, property and equipment is as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	2,134	1,721
	$802	$1,215

Amortization expense for the six months ended June 30, 2011, June 30, 2010 and the period from April 18, 2008 (inception) to June 30, 2011 was $413, $412  and $2,134, respectively.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of June 30, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at June 30, 2011.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At June 30, 2011 and December 31, 2010, the Company had a cash balance of approximately $320,000 and $18, respectively, at financial institutions in Denmark, which was uninsured.

Major Customer

For the three and six months ended June 30, 2011, the three and six months ended June 30, 2010, and the period April 18, 2008 (Inception) through June 30, 2011, the Company had none, none, none, three, and five customers, who accounted for 100% of total revenues in the amount of approximately none, none, none $222,000 and $323,000, respectively.  Customer A, contributed none, $125,000 and $125,000, respectively, which is 0%, 56% and 39% of sales for the six months ended June 30, 2011, the six months ended June 30, 2010, and the period April 18, 2008 (Inception) through June 30, 2011, respectively. Customer B, contributed none, $79,000 and $79,000, respectively, which is 0%, 35% and 24% of sales for the six months ended June 30, 2011, the six months ended June 30, 2010, and the period April 18, 2008 (Inception) through June 30, 2011, respectively.  Customer C, Visator contributed none, none and $36,000, respectively, which is 0%, 0% and 11% of sales for the six months ended June 30, 2011, six months ended June 30, 2010, and the period April 18, 2008 (Inception) through June 30, 2011.  This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.

Accounts Receivable

As of June 30, 2011 and December 31, 2010, respectively the Company did not have an accounts receivable balance.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months therefore the note is due on December 31, 2010. For the three and six months ended June 30, 2011 and June 30, 2010, respectively the Company recorded none, $4,677, $3,356 and $4,487, respectively of interest expense on the loan.

As of December 31, 2010, the note was in default. On March 24, 2011, the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and six months ended June 30, 2011 and June 30, 2010, the Company recorded $666, $2,885, $345 and $345, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. On April 27, 2011 the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE CONTINUED

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and six months ended June 30, 2011 and June 30, 2010, the Company recorded $666, $2,885, $345 and $345, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.  On April 27, 2011 the note was settled in full.

NOTE 8 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 13).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 13).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 13).

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 13).

During the year ended December 31, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 13).

During the year ended December 31, 2010, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $6,242 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 13).

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest.  This loan holder is a related party.  In the second quarter of 2011, the loan was paid in full (See Note 13).

During the six months ended June 30, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses. In the second quarter of 2011, the loan was paid in full (See Note 13).

NOTE 9 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest.  During the first quarter ended March 31, 2011, the Company repaid $33,628 of the $35,000 promissory note to Toft ApS.  During the second quarter ended June 30, 2011, the Company paid the note in full by repaying the remaining $1,372 on promissory note to Toft ApS (See Note 13).

On August 18, 2008, the Company received a note from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the note was paid in full (See Note 13).

On January 13, 2010, the Company received a note from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The note is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the note was paid in full (See Note 13).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of March 31, 2011.  The note is due on demand, unsecured and bears no interest. On March 24, 2011, the note was paid in full (See Note 13).

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

NOTE 10 – STOCKHOLDERS’ EQUITY CONTINUED

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at June 30, 2011 (See Note 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and six months ended June 30, 2011and June 2010 the Company has recognized board compensation expense of $7,500, $38,948, $4,737 and $9,474, respectively under the agreement (See Notes 12 and 13).

On October 19, 2010, David J.P. Meachin resigned from the Board of Directors in disagreement with the Chairman of the Board of Directors and 348,684 shares are to be cancelled.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors in agreement with the Chairman of the Board of Directors and all 500,000 of his shares were fully earned and outstanding as of March 31, 2011 (See Notes 12 and 13).

For the three and six months ended June 30, 2011 and June 30, 2010, and the period April 18, 2008 (Inception) through June 30 2011, $673, $1,339, $673, $1,339, and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of six months ended June 30, 2011 and June 30, 2010 and the period from April 18, 2008 (inception) to June 30, 2011, the Company has recorded revenue of none, none and $36,000, respectively to reflect zero, zero and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. In the three months ended June 30, 2011, the related party incurred $105,000 of fees.  As of June 30, 2011, the Company has recorded a related party liability of $785 under these agreements/invoices and expenses of $141,000 for the six months ended June 30, 2011.

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company had not been able to complete the  investment due to breach of the Serenergy agreement for the $2,000,000 in funding and so no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated (See Note 13).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and six months ended June 30, 2011and June 2010 the Company has recognized board compensation expense of $7,500, $38,948, $4,737 and $9,474, respectively under the agreement (See Notes 10 and 13).

The Company has paid one independent director a fee of $12,500 for the six months ended June 30, 2011 (See Note 13).

The Company has paid one independent director a fee of $7,500 for the six months ended June 30, 2011 (See Note 13).

Distribution agreements

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months.  As of December 31, 2010, the agreement has lapsed (See Note 4).

NOTE 12 – COMMITMENTS AND CONTINGENCIES CONTINUED

Distribution agreements continued

On August 27, 2009, the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months.  As of December 31, 2010, the agreement has lapsed (See Note 4).

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to June 30, 2011, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed (See Note 5).

During the six months ended June 30, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the Company is now invoiced for these services. In the three months ended June 30, 2011, the related party incurred $105,000 of consulting fees.  As of June 30, 2011, the Company has recorded a related party liability of $785 under these agreements/invoices and expenses of $141,000 for the six months ended June 30, 2011 (See Note 12).

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company had not been able to complete the  investment due to breach of the Serenergy agreement for the $2,000,000 in funding and so no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated (See Notes 10 and 12).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and six months ended June 30, 2011and June 2010 the Company has recognized board compensation expense of $7,500, $38,948, $4,737 and $9,474, respectively under the agreement.

The Company has paid one independent director a fee of $12,500 for the six months ended June 30, 2011 (See Note 12).

The Company has paid one independent director a fee of $7,500 for the six months ended June 30, 2011 (See Note 12).

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest. In the second quarter of 2011, the loan was paid in full (See Note 8).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest. In the second quarter of 2011, the loan was paid in full (See Note 8).

 On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 8).

NOTE 13 – RELATED PARTY TRANSACTIONS CONTINUED

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest. During the first quarter ended March 31, 2011, the Company repaid $33,628 of the $35,000 promissory note to Toft Aps.  During the second quarter ended June 30, 2011, the Company paid the note in full by repaying the remaining $1,372 on promissory note to Toft ApS (See Note 9).

On August 18, 2008, the Company executed a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the note was paid in full (See Note 9).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the note was paid in full (See Note 9).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of December 31, 2010.  The note is due on demand, unsecured and bears no interest.  On March 24, 2011, the note was paid in full (See Note 9).

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at June 30, 2011 (See Note 10).

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The note is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 8).

During the year ended December 31, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 8).

During the year ended December 31, 2010, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $6,242 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the loan was paid in full (See Note 8).

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest.  In the second quarter of 2011, the note was paid in full (See Note 8).

During the six months ended June 30, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses.  In the second quarter of 2011, the loan was paid in full (See Note 8).

For the three and six months ended June 30, 2011 and June 30, 2010, and the period April 18, 2008 (Inception) through June 30, 2011 $673, $1,339, $673, $1,339, and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three and six months ended June 30, 2011, we had revenue of $0 and $0 as compared to $0 and $221,702 for the three and six months ended June 30, 2010.  The decrease in revenue in 2011 versus 2010 was due no sales in 2011 as compared to $221,702 in sales of fuel cell technology in 2010.  The cost of goods sold related to revenue was $0 and $0 for the three and six months ended June 30, 2011 as compared to $0 and $206,616 for the three and six months ended June 30, 2010 mainly due to no sales in 2011 versus equipment costs incurred related to the sale of the fuel cell technology in 2010.

For the three and six months ended June 30, 2011, our operating expenses totaled $381,823, and $ 462,246 compared to $110,597 and $ 243,987 for the three and six months ended June 30, 2010. The increase in operating expenses were mainly due to the accounting, audit, consulting and legal expenses of $242,139 and $247,332 that we incurred in the three and six months ended June 30, 2011 as compared to $43,161 and $113,278 for the same periods in 2010, respectively.  The increase in operating expenses from 2011 versus 2010 was due to incurring business development expense of approximately $200,000 for the three and six months ended June 30, 2011 as compared to none and none for the same periods in 2010.  The increase in operating expenses was also due to consulting fee related party expenses of $105,000 and $141,000 that we incurred for the three and six months ended June 30, 2011 versus $31,000 and $72,000 for same periods in 2010, respectively.  The increase was due to the management fee increasing to $105,000 for the three months ended June 30, 2011.

The net income/(loss) was $(236,999)  and $ 984,937 for the three and six  months ended June 30, 2011 as compared to a net loss ($112,031) and $(233,140) for three and six months ended June 30, 2010. The increase in net loss in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was mainly due to increases in operating expenses. The increase in operating expenses from 2011 versus 2010 was due to incurring business development expense of approximately $200,000 for the three and six months ended June 30, 2011 as compared to none and none for the same periods in 2010.  The increase in operating expenses was also due to consulting fee related party expenses of $105,000 and $141,000 that we incurred for the three and six months ended June 30, 2011 versus $31,000 and $72,000 for same periods in 2010, respectively.  The increase was due to the management fee increasing to $105,000 for the three months ended June 30, 2011. The increase in net income during six months ended June 30, 2011 compared to the six months ended June 30, 2010 was mainly due to the settlement agreement with Serenergy that compensated the Company for Serenergy’s breach of contract during the original merger agreement. The company recorded a gain of approximately $1,500,000 on this agreement.  For the three months ended June 30, 2011, net loss was partially offset by benefit for income taxes of $122,090 versus none in the same period in 2010.  For the six months ended June 30, 2011, net income was partially offset by provision for income taxes of $83,302 versus none in the same period in 2010.  The increase in provision for income taxes of $83,302 for the six months ended June 30, 2011 versus the same period in 2010 was due to net income in 2011, which was mainly due to the March 2011 settlement agreement with Serenergy, versus net losses in 2010.

For the three and six  months ended June 30 2011, we also had interest expense of $2,005, and $11,786 which was made up of $673 and $1,339 related to in-kind contribution of interest on non-interest bearing loans payable-related party, none and $4,677 of interest on a note payable and $1,332 and $5,770 of interest on convertible notes, respectively.  For the six and three months ended June 30, 2010, we had interest expense of $4,719 and $6,516 respectively, which was made up of $673 and $1,339  related to in-kind contribution of interest on non-interest bearing loans payable-related party and $4,046 and $5,177 of interest on loan and notes payable.  The increase in interest expense for the six months ended June 30, 2011 compared to the same period in 2010 was due to the notes payable entered into in February 2010 and convertible notes payable that were entered into in the second quarter of 2010.

Capital Resources and Liquidity

As of June 30, 2011 and as of December 31, 2010, we had cash of $329,987 and $423, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities.

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

Operating Activities

Operating activities (used) or provided  $141,474, ($160,599) and ($356,082), respectively of cash during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011.  We had a net income (loss) of $ 984,937, ($233,140) and $81,596 during these periods, respectively. We had a decrease in accounts receivable of none, $65,000 and none, an increase in accounts receivable related party of none, $(3,235) and $(10,236), an increase in other assets of none, none and $465, respectively offset by an decrease in accounts and accrued expenses payable of $157,753, $39,547, and an increase of $23,848, also a decrease in accounts and accrued expenses payable related party of $ 107,535, an increase of $ 39,098 and 785, respectively, and an increase in deferred tax liability of $83,302, none and $83,302, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $19,842, $9,474 and $77,779 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $1,339 , $1,339 and $8,010, amortization expense of $413, $412 and $2,134, gain on settlement of $683,071, none and $683,071, and bad debt expense related party of none, none, and $10,236, respectively.

Investing Activities

We provided $1,085,851, none and $680,135, respectively, of cash in our investing activities during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011.  We used cash of none, none and $402,780, respectively, of cash for our Serenergy equity investment during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011.  We provided cash of $1,085,851, none and $1,085,851, respectively, from the sale of Serenergy equity during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011. We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011.

Financing Activities

We had $(897,761), $273,494  and $5,934, respectively, of cash provided by (used in) our financing activities during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011.  We had none, none and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $569,466, none and $569,466, respectively, of cash used to purchase treasury stock,  $10,875, and none and none of net proceeds of loans payable to related party during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011.  We had none, $27,969 and $71,895, respectively, of proceeds from notes payable to related party, $71,895, none  and $71,895, respectively, of repayment of notes payable to related party, respectively, and none, $45,525 and $45,525 of proceeds of notes payable, and $45,525, none and $45,525 of repayment of notes payable during the six months ended June 30, 2011, June 30, 2010 and for the period from April 18, 2008 (Inception) through June 30, 2011, respectively. We had proceeds from convertible notes payable of none, $200,000 and $200,000, and repayment of convertible notes payable of $200,000, none and $200,000 during the six months ended June 2011, June 30, 2010 and for the period from April,2008 (Inception) through June 30, 2011, respectively.

Critical Accounting Policies

Going concern

The accompanying condensed unaudited financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net operating losses from inception of $1,332,401. In addition there were no revenues during the six months ended June 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately 0% and 11% of Serenergy’s issued and outstanding shares as of June 30, 2011 and December 31, 2010.  The Company’s investment in Serenergy was accounted for based on the cost method.

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

Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Off-Balance sheet arrangements

At June 30, 2011, we had no off-balance sheet arrangements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

(a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2011. Since these entity level programs have a pervasive effect across the organization, management has determined that these deficiencies constitute a material weakness due to (i) the lack of an independent director on our Board of Directors as a result of Mr. Lynch’s resignation from the Board on March 19, 2011 and (ii) the Company’s size, which prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

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

(b)   Remediation of Material Weaknesses in Internal Control Over Financial Reporting. In order to remedy our existing internal control deficiencies, as our finances allow, we intend to investigate the opportunity to bring in an Independent Director as well as the opportunity to hire internal audit staff.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at June 30, 2011. The purchased shares of the Series B Convertible Preferred stock were not made as part of a publicly announced plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	0	0	0	0
May 1, 2011 through May 31, 2011	100,000	$5.70	0	0
June 1, 2011 through June 30, 2011	0	0	0	0
Total	100,000	$5.70	0	0

(1)
All shares repurchased by the Company refer to Series B Convertible Preferred Shares. The Series B Convertible Preferred stockholders are entitled to receive, when and if declared by the Board of Directors of the Company, out of funds readily available for the purpose, dividends payable in cash (the “dividend payment date”).  The aggregate amount of dividends paid to Series B Convertible Preferred stock shall be capped at $570,000. The Series B Convertible Preferred stockholders are entitled to one (1) vote per each share they hold on all matters submitted to a vote of the stockholders of the Company.  At any time on or after the issuance date, the holders of Series B Convertible Preferred shares may convert a portion or all of their shares into Common stock only on a one to one basis.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved and Removed

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

* The registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHA ENERGY SOLUTIONS INC.

Dated: August 22, 2011	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer