Form 10-Q
period 2011-09-30
METHA ENERGY SOLUTIONS INC.
filed 2011-11-21
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2011: 22,620,030 shares of common stock.

 METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and as of December 31, 2010	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2011, the three and nine months ended September 30, 2010, and the Period from April 18, 2008 (Inception) through September 30, 2011 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficit) for the period from April 18, 2008 (Inception) through September 30, 2011 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2011, the nine months ended September 30, 2010 and the Period from April 18, 2008 (Inception) through September 30, 2011 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Reserved and Removed)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Metha Energy Solutions Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$291,075	$423

Total Current Assets	291,075	423

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,789 and $1,454,
respectively	-	335
Computer equipment, net of accumulated depreciation of $439 and $267,
respectively	708	880
	708	1,215

Other Assets:
Security deposit	465	465
Investment in Serenergy	-	402,780

TOTAL ASSETS	$292,248	$404,883

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$23,298	$181,601
Accrued expenses - related party	785	108,320
Deferred tax liability	69,660	-
Loans payable - related party	-	10,875
Notes payable - related party	-	71,895
Notes payable	-	45,525
Convertible notes payable	-	200,000
Total Current Liabilities	93,743	618,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued and outstanding	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; none and 100,000 to be issued and outstanding	-	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued, and 22,271,346 and
22,271,346 outstanding, respectively	22,271	22,271
Additional paid in capital	700,023	698,684
Less Treasury stock; 100,000 and 0 Series B Convertible Preferred stock (cost)	(569,366)	-
Deferred Compensation	-	(19,842)
Retained earnings (Accumulated deficit) during the development stage	56,241	(914,646)
Accumulated other comprehensive loss	(10,764)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	198,505	(213,333)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$292,248	$404,883

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010	April 18, 2008 (Inception) - September 30, 2011

Revenue	$-	$-	$-	$221,702	$286,702
Revenue - Related Party	-	-	-	-	36,000
	-	-	-	221,702	322,702

Cost of goods sold	-	-	-	-	276,416
Cost of goods sold - related party	-	-	-	206,616	-
Gross Profit	-	-	-	15,086	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	9,623	36,000	150,623	108,000	408,623
Professional fees	16,331	51,463	263,663	164,741	741,177
Board member fees	0	4,737	38,948	29,267	86,185
Other general & administrative expenses	5,437	23,141	40,403	57,320	174,093
Total operating expenses	31,391	115,341	493,637	359,328	1,410,078

Loss from operations	(31,391)	(115,341)	(493,637)	(344,242)	(1,363,792)

Other income (expense):
Gain (Loss) on Foreign Currency	(8,733)	496	3,826	(463)	5,869
Gain on settlement of agreement	-	-	1,516,161	3,236	1,516,161
Other income	-	-	-	-	3,236
Forgiveness of debt	12,432	-	25,980	-	25,980
Interest income	-	-	3	-	28
Interest expense	-	(9,816)	(11,786)	(16,332)	(40,040)
Bad debt expense-related party	-	-	-	-	(10,236)
Total other income (expense)	3,699	(9,320)	1,534,184	(13,559)	1,500,998

Net Income (Loss) Before Provision For Income Taxes	(27,692)	(124,661)	1,040,547	(357,801)	137,206

Provision for (benefit from) income taxes	(13,642)	-	69,660	-	69,660

Net Income (Loss)	(14,050)	(124,661)	970,887	(357,801)	67,546

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(10,764)	$-	(10,764)	-	(10,764)
Comprehensive Income (Loss)	$(24,814)	$(124,661)	$960,123	$(357,801)	$56,782

Basic and diluted net income (loss) per weighted-average shares common stock	$(0.00)	$(0.01)	$0.04	$(0.02)

Basic weighted-average number of shares of common stock to be issued	22,271,351	21,856,588	22,171,582	21,778,408

Diluted weighted-average number of shares of common stock to be issued	22,271,351	21,856,588	22,271,582	21,778,408

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Changes in Stockholders' Equity/(Deficit)
For the Period from April 18, 2008 (Inception) through September 30, 2011 (unaudited)

							Treasury Stock		Additional		Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B Convertible Preferred Stock		Paid-in	Deferred	Deficit during the	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	development stage	Comprehensive Loss	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	-	$-	$-	$-	$(11,305)	$-	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	-	-	49,900	-	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	-	-	22,455	-	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,269	-	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	-	-	(131,198)	-	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	-	-	73,624	-	(142,503)	-	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	-	-	565,300	-	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	-	-	74,930	(56,842)	-	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(279,701)	-	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	-	-	716,555	(56,842)	(422,204)	-	260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-	-	-		-		-

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	16,079	-	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	-	-	(20,572)	20,921	-	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(492,442)	-	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	-	-	698,684	(19,842)	(914,646)	-	(213,333)

Purchase of Treasury Stock	-	-	-	-	(100,000)	(100)	100,000	(569,366)	-		-		(569,466)

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	19,842	-	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,339	-	-	-	1,339

Net income for the nine month period ended September 30, 2011	-	-	-	-	-	-	-	-	-	-	970,887	-	970,887

Accumulated foreign currency translation adjustment												(10,764)	(10,764)

Balance September 30, 2011	22,271,346	$22,271	100,000	$100	-	$-	100,000	$(569,366)	$700,023	$-	$56,241	$(10,764)	$198,505

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC.
 (A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	For the Period April 18, 2008 (Inception) - September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$970,887	$(357,801)	$67,546
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	19,842	14,211	77,779
In-kind contribution of interest expense	1,339	2,020	8,010
Bad debt expense-related party	-	-	10,236
Depreciation and Amortization expense	507	619	2,228
Gain on settlement	(683,071)	-	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	65,000	-
Increase in accounts receivable-related party	-	(3,235)	(10,236)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	(158,303)	(23,007)	23,298
Increase (decrease) in accounts payable and accrued expenses-related party	(107,535)	49,577	785
Increase in deferred tax liability	69,660	-	69,660
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	113,326	(252,616)	(384,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity	1,085,851	-	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,085,851	-	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Purchase of treasury stock	(569,466)	-	(569,466)
Proceeds from loans payable -related party	3,490	-	14,365
Repayment of loans payable -related party	(14,365)	-	(14,365)
Proceeds from notes payable - related party	-	29,678	71,895
Repayment of notes payable - related party	(71,895)	-	(71,895)
Proceeds from notes payable	-	45,525	45,525
Repayment of notes payable	(45,525)	-	(45,525)
Proceeds from convertible notes payable	-	200,000	200,000
Repayments of convertible notes payable	(200,000)	-	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(897,761)	275,203	5,934

NET INCREASE IN CASH	301,416	22,587	301,839
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(10,764)	-	(10,764)
Cash, BEGINNING OF PERIOD	423	5,785	-
Cash, END OF PERIOD	$291,075	$28,372	$291,075

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$15,919	$6,599	$26,619

See accompanying notes to the unaudited condensed financial statements.

METHA ENERGY SOLUTIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000.  The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of September 30, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern

The accompanying unaudited condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net operating losses from inception of $1,363,792.  In addition there was no revenue during the nine months ended September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately none and 11% of Serenergy’s issued and outstanding shares as of September 30, 2011 and December 31, 2010. The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of September 30, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260 , Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of September 30, 2010 and 100,000 Series A convertible preferred shares outstanding as of September 30, 2011 and is included in diluted earnings per share as of September 30, 2011.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2011 (Unaudited) and December 31, 2010, property and equipment is as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	2,228	1,721
	$708	$1,215

Amortization expense for the nine months ended September 30, 2011, September 30, 2010 and the period from April 18, 2008 (inception) to September 30, 2011 was $507, $619 and $2,228, respectively.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of September 30, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at September 30, 2011.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2011 and December 31, 2010, the Company had a cash balance of approximately $287,000 and $18, respectively, at financial institutions in Denmark, which was uninsured.

Major Customer

For the three and nine months ended September 30, 2011, the three and nine months ended September 30, 2010, and the period April 18, 2008 (Inception) through September 30, 2011, the Company had none, none, none, three, and five customers, who accounted for 100% of total revenues in the amount of approximately none, none, none $222,000 and $323,000, respectively.  Customer A, contributed none, $125,000 and $125,000, respectively, which is 0%, 56% and 39% of sales for the nine months ended September 30, 2011, the nine months ended September 30, 2010, and the period April 18, 2008 (Inception) through September 30, 2011, respectively. Customer B, contributed none, $79,000 and $79,000, respectively, which is 0%, 35% and 24% of sales for the nine months ended September 30, 2011, the nine months ended September 30, 2010, and the period April 18, 2008 (Inception) through September 30, 2011, respectively.  Customer C, Visator contributed none, none and $36,000, respectively, which is 0%, 0% and 11% of sales for the nine months ended September 30, 2011, nine months ended September 30, 2010, and the period April 18, 2008 (Inception) through September 30, 2011.  This customer is a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed.

Accounts Receivable

As of September 30, 2011 and December 31, 2010, respectively the Company did not have an accounts receivable balance.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months therefore the note is due on December 31, 2010. For the three and nine months ended September 30, 2011 and September 30, 2010, respectively the Company recorded none, $4,677, $4,599 and $7,965, respectively of interest expense on the loan.

As of December 31, 2010, the note was in default. On March 24, 2011, the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and nine months ended September 30, 2011 and September 30, 2010, the Company recorded none, $2,885, $2,268 and $2,613, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. On April 27, 2011 the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE CONTINUED

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three and nine months ended September 30, 2011 and September 30, 2010, the Company recorded none, $2,885, $2,268 and $2,613, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.  On April 27, 2011 the note was settled in full.

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at September 30, 2011 (See Note 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and nine months ended September 30, 2011 and September 30, 2010 the Company has recognized board compensation expense of none, $38,948, $4,737 and $14,211, respectively under the agreement (See Notes 12 and 13).

NOTE 10 – STOCKHOLDERS’ EQUITY CONTINUED

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

For the three and nine months ended September 30, 2011 and September 30, 2010, and the period April 18, 2008 (Inception) through September 30, 2011, none, $1,339, $681, $2,020, and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  As of nine months ended September 30, 2011 and September 30, 2010 and the period from April 18, 2008 (inception) to September 30, 2011, the Company has recorded revenue of none, none and $36,000, respectively to reflect zero, zero and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

 NOTE 12 – COMMITMENTS AND CONTINGENCIES
Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. In the three months ended September 30, 2011, the related party incurred $9,623 of fees.  As of September 30, 2011, the Company has recorded a related party liability of $785 under these agreements/invoices and expenses of $150,623 for the nine months ended September 30, 2011.

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and nine months ended September 30, 2011 and September 30, 2010 the Company has recognized board compensation expense of none, $38,948, $4,737 and $14,211, respectively under the agreement (See Notes 10 and 13).

NOTE 12 – COMMITMENTS AND CONTINGENCIES CONTINUED

Consulting agreement- Related party continued

The Company has paid one independent director a fee of $12,500 for the nine months ended September 30, 2011 (See Note 13).

The Company has paid one independent director a fee of $7,500 for the nine months ended September 30, 2011 (See Note 13).

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

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to September 30, 2011, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed (See Note 5).

During the nine months ended September 30, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the Company is now invoiced for these services. In the three months ended September 30, 2011, the related party incurred $9,623 of consulting fees.  As of September 30, 2011, the Company has recorded a related party liability of $785 under these agreements/invoices and expenses of $150,623 for the nine months ended September 30, 2011 (See Note 12).

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

NOTE 13 – RELATED PARTY TRANSACTIONS CONTINUED

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three and nine months ended September 30, 2011 and September 30, 2010 the Company has recognized board compensation expense of none, $38,948, $4,737 and $14,211, respectively under the agreement (See Note 12).

The Company has paid one independent director a fee of $12,500 for the nine months ended September 30, 2011 (See Note 12).

The Company has paid one independent director a fee of $7,500 for the nine months ended September 30, 2011 (See Note 12).

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

NOTE 13 – RELATED PARTY TRANSACTIONS CONTINUED

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at September 30, 2011 (See Note 10).

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

For the three and nine months ended September 30, 2011 and September 30, 2010, and the period April 18, 2008 (Inception) through September 30, 2011 none, $1,339, $681, $2,020, and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

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

Results of Operations

For the three and nine months ended September 30, 2011, we had revenue of $0 and $0 as compared to $0 and $221,702 for the three and nine months ended September 30, 2010.  The decrease in revenue in 2011 versus 2010 was due to no sales in 2011 as compared to $221,702 in sales of fuel cell technology in 2010.  The cost of goods sold related to revenue was $0 and $0 for the three and nine months ended September 30, 2011 as compared to $0 and $206,616 for the three and nine months ended September 30, 2010 mainly due to no sales in 2011 versus equipment costs incurred related to the sale of the fuel cell technology in 2010.

For the three and nine months ended September 30, 2011, our operating expenses totaled $31,391, and $493,637 compared to $115,341 and $359,328 for the three and nine months ended September 30, 2010.  The decrease in operating expenses were mainly due to the accounting, audit, consulting and legal expenses of $16,331 that we incurred in the three months ended September 30, 2011 as compared to $51,463 for the same periods in 2010, respectively.  The decrease in operating expenses was also due to consulting fee related party expenses of $9,623 that we incurred for the three months ended September 30, 2011 versus $36,000 for same periods in 2010, respectively.  The decrease was due to the management fee decreasing to $9,623 for the three months ended September 30, 2011.  The increase in operating expenses during the nine months ended September 30, 2011were mainly due to the accounting, audit, consulting and legal expenses of $263,663 that we incurred during that period as compared to $164,741 for the same periods in 2010, respectively.  The increase in operating expenses from 2011 versus 2010 was due to incurring business development expense of approximately $200,000 for the nine months ended September 30, 2011 as compared to $29,850 for the same periods in 2010.  The increase in operating expenses during the nine months ended September 30, 2011was also due to consulting fee related party expenses of $150,623 that we incurred during the period versus $108,000 for same period in 2010, respectively.  The increase during the three months ended June 30, 2011was due to the management fee increasing to $105,000 for the three months ended June 30, 2011.  The increase was also due to the management fee for consulting services to the Company was previously under an agreement with a flat fee.  The agreement expired at March 31, 2011 and the Company is now invoiced for these services.

The net income/(loss) was $(14,050)  and $970,887 for the three and nine  months ended September 30, 2011 as compared to a net loss ($124,661) and $(357,801) for three and nine months ended September 30, 2010. The decrease in net loss in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was mainly due to decreases in operating expenses. The decrease in operating expenses from 2011 versus 2010 was due to consulting fee related party expenses of $9,623 that we incurred for the three months ended September 30, 2011 versus $36,000 for same periods in 2010, respectively.  The increase in net income during nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was mainly due to the settlement agreement with Serenergy that compensated the Company for Serenergy’s breach of contract during the original merger agreement. The company recorded a gain of approximately $1,500,000 on this agreement.  For the three months ended September 30, 2011, net loss was partially offset by benefit for income taxes of $13,642 versus none in the same period in 2010.  For the nine months ended September 30, 2011, net income was partially offset by provision for income taxes of $69,660 versus none in the same period in 2010.  The increase in provision for income taxes of $69,660 for the nine months ended September 30, 2011 was due to net income in 2011, which was mainly due to the March 2011 settlement agreement with Serenergy, versus net losses in 2010.

For the three and nine months ended September 30 2011, we also had interest expense of none and $11,786 which was made up of none and $1,339 related to in-kind contribution of interest on non-interest bearing loans payable-related party, none and $4,677 of interest on a note payable and none and $5,770 of interest on convertible notes, respectively.  For the three and nine months ended September 30, 2010, we also had interest expense of $9,816 and $16,332 respectively, which was made up of $681 and $2,020 related to in-kind contribution of interest on non-interest bearing loans payable-related party and $9,135 and $14,312 of interest on loan and notes payable and interest on a loan extension.

The comprehensive income/(loss) was $(24,814)  and $960,123 for the three and nine  months ended September 30, 2011 as compared to a comprehensive income/(loss) of ($124,661) and $(357,801) for three and nine months ended September 30, 2010.  The change for the three and nine months ended September 30, 2011 and September 30, 2010 was due to the foreign currency translation adjustment of $(10,764) and $(10,764) compared to none and none, respectively.

Capital Resources and Liquidity

As of September 30, 2011 and as of December 31, 2010, we had cash of $291,075 and $423, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities.

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

Operating Activities

Operating activities (used) or provided  $113,326, ($252,616) and ($384,230), respectively of cash during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011.  We had a net income (loss) of $ 970,887, ($357,801) and $67,546 during these periods, respectively. We had a decrease in accounts receivable of none, $65,000 and none, an increase in accounts receivable related party of none, $(3,235) and $(10,236), an increase in other assets of none, none and $465, respectively offset by an decrease in accounts and accrued expenses payable of $158,303, $23,007, and an increase of $23,298, also a decrease in accounts and accrued expenses payable related party of $107,535, an increase of $49,577 and $785, respectively, and an increase in deferred tax liability of $69,660, none and $69,660, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $19,842, $14,211 and $77,779 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $1,339 , $2,020 and $8,010, amortization expense of $507, $619 and $2,228, gain on settlement of $683,071, none and $683,071, and bad debt expense related party of none, none, and $10,236, respectively.

Investing Activities

We were provided $1,085,851, none and $680,135, respectively, of cash in our investing activities during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011.  We used cash of none, none and $402,780, respectively, of cash for our Serenergy equity investment during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011.  We were provided cash of $1,085,851, none and $1,085,851, respectively, from the sale of Serenergy equity during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011. We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011.

Financing Activities

We had $(897,761), $275,203  and $5,934, respectively, of cash provided by (used in) our financing activities during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011.  We had none, none and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $569,466, none and $569,466, respectively, of cash used to purchase treasury stock, $3,490, none and $14,365 of net proceeds of loans payable to related party and $14,365, none and $14,365 of repayment of loans payable to related party during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011.  We had none, $29,678 and $71,895, respectively, of proceeds from notes payable to related party, $71,895, none  and $71,895, respectively, of repayment of notes payable to related party, respectively, and none, $45,525 and $45,525 of proceeds of notes payable, and $45,525, none and $45,525 of repayment of notes payable during the nine months ended September 30, 2011, September 30, 2010 and for the period from April 18, 2008 (Inception) through September 30, 2011, respectively. We had proceeds from convertible notes payable of none, $200,000 and $200,000, and repayment of convertible notes payable of $200,000, none and $200,000 during the nine months ended September 30 2011, September 30, 2010 and for the period from April,2008 (Inception) through September 30, 2011, respectively.

Critical Accounting Policies

Going concern

The accompanying condensed unaudited financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net operating losses from inception of $1,363,792. In addition there were no revenues during the nine months ended September 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

Management is pursuing other business relationships and believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern.

However, there can be no assurance that the raising of debt or equity will be successful and that our anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern for the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately 0% and 11% of Serenergy’s issued and outstanding shares as of September 30, 2011 and December 31, 2010.  The Company’s investment in Serenergy was accounted for based on the cost method.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Off-Balance sheet arrangements

At September 30, 2011, we had no off-balance sheet arrangements.

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

(a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2011. Since these entity level programs have a pervasive effect across the organization, management has determined that these deficiencies constitute a material weakness due to (i) the lack of an independent director on our Board of Directors as a result of Mr. Lynch’s resignation from the Board on October 11, 2010 and (ii) the Company’s size, which prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved and Removed

Item 5.	Other Information

None.

Item 6.	Exhibits.
Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Schema

101.CAL+	XBRL Taxonomy Calculation Linkbase

101.DEF+	XBRL Taxonomy Definition Linkbase

101.LAB+	XBRL Taxonomy Label Linkbase

101.PRE+	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.
+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHA ENERGY SOLUTIONS INC.

Dated: November 18, 2011	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer