Form 10-K
period 2011-12-31
METHA ENERGY SOLUTIONS INC.
filed 2012-04-16
CIK 1440760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes ☐         No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2011 (the last business day of the registrant’s most recently completed second quarter) was $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2012
Common Stock, $.001 par value per share	22,620,030 shares

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-K
YEAR ENDED DECEMBER 31, 2011

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

 CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Metha Energy Solutions, Inc. and its subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

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

From the end of August, 2009, in connection with entering the agreement with Serenergy the Company decided to cease any further activity in the area of sophisticated data-mining technology. The Company plans to continue to identify new business opportunities within the fuel cell/technology energy area.

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

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “MGYS”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period since inception.

Fiscal year ended December 31, 2011	High	Low
Quarter Ended
December 31, 2011	$0	$0
September 30, 2011	$0	$0
June 30, 2011	$0	$0
March 31, 2011	$0	$0

Fiscal year ended December 31, 2010
Quarter Ended	$0	$0
December 31, 2010	$0	$0
September 30, 2010	$0	$0
June 30, 2010	$0	$0

Holders of Our Common Stock

As of the date of this annual report, we had 60 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Item 6.  Selected Financial Data

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010	April 18, 2008 (Inception) - December 31, 2011
Statement of Operations Data:
Revenue	$-	$221,702	$286,702
Revenue-Related Party	-	-	36,000
		221,702	322,702
Cost of goods sold	-	206,616	-
Gross profit	$-	$15,086	$46,286

Selling, general & administrative expenses	769,577	482,659	1,686,018
Loss from operations	$(769,577)	$(467,393)	$(1,639,732)

Total other income/(expense)	1,531,380	(24,869)	1,498,394
Net Income (Loss) before provision for income taxes	762,003	(492,262)	(141,338)
Provision for income taxes	-	-	-
Net Income (Loss)	$762,003	$(492,442)	$(141,338)
Net Income (Loss) per share	$0.03	$(0.02)	-

Balance Sheet Data:	December 31, 2011	December 31, 2010
Total assets	$2,313	$404,883
Total liabilities	1,928	618,216
Stockholders' equity (deficit)	385	(213,333)

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

Results of Operations

For the years ended December 31, 2011 and 2010, we had revenue of $0 and $221,702, respectively.  The decrease in revenue in 2011 versus 2010 was due to no sales in 2011 as compared to $221,702 in sales of fuel cell technology in 2010.  The cost of goods sold related to revenue was $0 and $206,616 for the years ended December 31, 2011 and 2010, respectively. This decrease was mainly due to no sales in 2011 versus equipment costs incurred related to the sale of the fuel cell technology in 2010.

For the years ended December 31, 2011 and 2010, our operating expenses totaled $769,577, and $467,393, respectively.  The increase in operating expenses were mainly due to consulting fees and services from a related party of $420,433 that we incurred in the year ended December 31, 2011 as compared to $144,000 for the year ended December 31, 2010. The increase was also due to the management fee for consulting services to the Company which was previously under an agreement with a flat fee.  The agreement expired at March 31, 2011 and the Company is now invoiced for these services.  Professional fees increased to $262,227 for the year ended December 31, 2011 compared to $217,609 for the year ended December 31, 2010, 2011the increase were mainly due to the accounting, audit, consulting and legal expenses.  Board member fees decreased from $44,079 for the year ended December 31, 2010 to $38,948 for the year ended December 31, 2011. Other general and administrative expenses decreased to $47,949 for the year ended December 31, 2011 from $76,761 for the year ended December 31, 2010.  The decrease was resulting of the Company reducing its office expenses during the year ended December 31, 2011.

For the years ended December 31, 2011 and 2010 net income/(loss) was $762,033 and $(492,262), respectively.  While we had net income for the year ended December 31, 2011 due to the settlement of litigation, our operating expenses actually increased in 2011 compared to 2010 due to additional consulting fees and related party expenses of $420,433. The settlement with Serenergy compensated us for Serenergy’s breach of contract during the original merger agreement. We recorded a gain of approximately $1,500,000 on this agreement.

For the year ended December 31, 2011 compared to year ended December 31, 2010, we also had interest expense of $11,786 and $24,284 which was made up of $1,339 and $2,701 related to in-kind contribution of interest on non-interest bearing loans payable-related party, $10,477 and $54,583 of interest on a note payable.

Capital Resources and Liquidity

As of December 31, 2011 and as of December 31, 2010, we had cash of $1,198 and $423, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities.

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

Operating Activities

Net Cash Used in Operating activities were $(187,315), $(284,024) and $(684,871), respectively of cash during the years ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011.  We had a net income (loss) of $762,003, $(492,442) and $(141,338) during these periods, respectively. We had a decrease in accounts receivable of none, $65,000 and none, an increase in accounts receivable related party of none, $(3,236) and $(10,236), an increase in other assets of none, none and $465, respectively offset by an decrease/(increase) in accounts and accrued expenses payable of $180,458, $45,235, and $(1,143), a decrease in accounts and accrued expenses payable related party of $107,535, and an increase of $78,577 and $785, respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $19,842, $16,079 and $77,779 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $1,339 , $2,701 and $8,010, amortization expense of $565, $826 and $2,286, gain on settlement of $683,071, none and $683,071, and bad debt expense related party of none, none, and $10,236, respectively.

Investing Activities

Cash Flows from Investing Activities were $1,085,851, none and $680,135, respectively, during the years ended December 31, 2011 and 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011.  We used cash of none, none and $402,780, respectively, during the years ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011.  We were provided cash of $1,085,851, none and $1,085,851, respectively, from the sale of Serenergy equity during the years ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011. We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the nine months ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011.

Financing Activities

Cash provided by (used in) our financing activities were $(897,761), $278,662  and $5,934, respectively, during the year ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011.  We had none, none and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $569,466, none and $569,466, respectively, of cash used to purchase treasury stock, $3,490, none and $14,365 of net proceeds of loans payable to related party and $14,365, none and $14,365 of repayment of loans payable to related party during the year ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011.  We had none, $33,137 and $71,895, respectively, of proceeds from notes payable to related party, $71,895, none  and $71,895, respectively, of repayment of notes payable to related party, respectively, and none, $45,525 and $45,525 of proceeds of notes payable, and $45,525, none and $45,525 of repayment of notes payable during the year ended December 31, 2011, December 31, 2010 and for the period from April 18, 2008 (Inception) through December 31, 2011, respectively. We had proceeds from convertible notes payable of none, $200,000 and $200,000, and repayment of convertible notes payable of $200,000, none and $200,000 during the year ended December 31, 2011, December 31, 2010 and for the period from April,2008 (Inception) through December 31, 2011, respectively.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net operating losses from inception of $1,639,732 and used cash in operations from inception of $684,871. In addition there was a working capital deficiency of $730 as of December 31, 2011.

Management is pursuing other business relationships and believes that the actions presently being taken and the success of future operations will be sufficient to enable the Company to continue as a going concern. In addition, Management may decide to raise additional funds in the future from the sale of debt or equity.

However, there can be no assurance that the raising of debt or equity will be successful and that financing will be available in the future, at terms satisfactory to the Company. Failure to achieve satisfactory terms and amounts relating to any future equity and financing transactions at could have a material adverse effect on the Company’s ability to continue as a going concern for the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2011, the Company entered into a agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement compensated the Company because Serenergy did not honor the original merger agreement. The agreement also included that Serenergy bought back their shares held by the Company.

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

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately 0% and 11% of Serenergy’s issued and outstanding shares as of December 31, 2011 and December 31, 2010.  The Company’s investment in Serenergy was accounted for based on the cost method.

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

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Off-Balance sheet arrangements

At December 31, 2011, we had no off-balance sheet arrangements.

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

Item 9A.   Controls and Procedures.

a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fourth fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Jesper Toft concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officer’s and director’s and their respective ages as of April 16, 2012 are as follows:

NAME	AGE	POSITION

Jesper Toft	41	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and our directors for the past five years.

Jesper Toft, Chairman, CEO, CFO

Mr. Toft has been the owner of J. Toft ApS since May 2003, a Denmark-based company, which provides business development for companies and organizations.  Mr. Toft has extensive management experience from several start-up companies. His core competence is business development, strategy, building sales and marketing and financing. Mr. Toft has been advising large enterprises regarding strategic development and participated in contract negotiations since 1997.

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
Term of Office

Item 11.  Executive Compensation

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers earned by us for the years ended December 31, 2011  and December 31, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jesper Toft (1):
CEO, CFO,	2011	420,433	0	0	0	0	0	0	420,433
Chairman	2010	144,000	0	0	0	0	0	0	144,000

(1)	All payments were made to J.Toft ApS as management fees. Jesper Toft, our Chief Executive Officer, has a controlling interest in J.Toft ApS.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2011 and 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the years ended December 31, 2011 and 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the named executive officer in the last two completed fiscal years under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.  The directors were paid a total of $39,842 and $44,079 in the years ending December 31, 2011 and December 31, 2010, respectively.

Name and Principal Position	Year	Stock Awards ($)	Cash ($)	Totals ($)

Jesper Toft:	2011	-	7,500	7,500
CEO, CFO, Chairman	2010	-	-	-

Robert J. Lynch, Jr.	2011	19,842	12,500	32,342
Director (1)	2010	9,474	22,500	31,974

(1)	Robert J. Lynch, Jr. was appointed as a director of the Company on October 30, 2009. He resigned from the Board of Directors on March 19, 2011.

Employment Agreements

As of December 31, 2011, we do not have an employment agreement in place with our sole officer and chairman of our board of directors.

Consulting Agreements

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the years ended December 31, 2011 and 2010 expenses of $420,433 and $144,000, respectively.

Board of Director Agreements

On October 30, 2009, the Company entered into two Board of Director Agreements, with Robert J. Lynch Jr. and David J.P. Meachin, respectively, that lasts until December 31, 2012.  During October 2009, the Company issued 1,000,000 in total to these two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the years ended December 31, 2011 and 2010, the Company has recognized board compensation expense in total of $39,842 and $44,079 under the agreements, respectively.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our shares to be issued of common stock as of April 16, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

(1)  Based upon 22,620,030 common shares issued and outstanding as of April 16, 2012.

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

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest.  This loan holder is a related party.  During the year ended December 31, 2011, the loan was paid in full.

During the year ended December 31, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses. During the year ended December 31, 2011, the loan was paid in full.

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at December 31, 2011.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2011 were $22,488.  Audit fees for 2010 were $20,588.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s registration and annual statements, for review of interim financial statements included in quarterly reports and services that are normally provided by Webb & Company P.A. in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur non audit related fees from Webb & Company P.A. in 2011 or 2010.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from Webb & Company P.A. in 2011 or 2010.  Tax Fees consist of fees billed for professional services rendered for tax compliance. These services include assistance regarding federal, state and local tax compliance.
All Other Fees

The Company did not incur any other fees from Webb & Company P.A. in 2011 or 2010.

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

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits and Financial Statements

(1)      Financial Statements.  See Index to Financial Statements

(2)      Financial Statement Schedules. See pages 19 through 30, attached

(3)       Exhibits

METHA ENERGY SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) TO DECEMBER 31, 2011

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) TO DECEMBER 31, 2011

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011 AMD 2010 AND FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) TO DECEMBER 31, 2011

PAGES	F-6 - F- 17	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Metha Energy Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Metha Energy Solutions, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010 and the period April 18, 2008 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Metha Energy Solutions, Inc. (a Development Stage Company) as of December 31, 2011 and 2010 and the related statement of operations and cash flows for the years ended December 31, 2011 and 2010 and the period April 18, 2008 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with net losses and net cash used in operating activities from inception of $141,338 and $684,871, respectively. In addition, there was a working capital deficiency of $730 as of the year ended December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 13, 2012

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$1,198	$423

Total Current Assets	1,198	423

Property, Plant & Equipment:

Website costs, net of accumulated amortization of $1,789 and $1,454, respectively	-	335
Computer equipment, net of accumulated depreciation of $497 and $267, respectively	650	880
	650	1,215
Other Assets:
Security deposit	465	465
Investment in Serenergy	-	402,780

TOTAL ASSETS	$2,313	$404,883

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,143	$181,601
Accrued expenses - related party	785	108,320
Loans payable - related party	-	10,875
Notes payable - related party	-	71,895
Notes payable	-	45,525
Convertible notes payable	-	200,000
Total Liabilities	1,928	618,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued and outstanding	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; none and 100,000 to be issued and outstanding	-	100
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued and 22,271,346 and	22,271	22,271
22,271,346 outstanding, respectively
Additional paid in capital	700,023	698,684
Less Treasury stock; 100,000 and 0 Series B Convertible Preferred stock (cost)	(569,366)	-
Deferred Compensation	-	(19,842)
Accumulated deficit during the development stage	(152,643)	(914,646)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	385	(213,333)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,313	$404,883

See accompanying notes to the financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period April 18, 2008 (Inception) - December 31, 2011

Revenue	$-	$221,702	$286,702
Revenue - Related Party	-	-	36,000
	-	221,702	322,702

Cost of goods sold	-	-	276,416
Cost of goods sold - related party	-	206,616	-
Gross Profit	-	15,086	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	420,433	144,000	678,433
Professional fees	262,247	217,609	739,761
Board member fees	38,948	44,079	86,185
Other general & administrative expenses	47,949	76,971	181,639
Total operating expenses	769,577	482,659	1,686,018

Loss from operations	(769,577)	(467,573)	(1,639,732)

Other income (expense):
Gain (Loss) on Foreign Currency	1,222	(585)	3,265
Gain on settlement of agreement	1,516,161	3,236	1,516,161
Other income	-	-	3,236
Forgiveness of debt	25,980	-	25,980
Interest income	3	-	28
Interest expense	(11,786)	(24,284)	(40,040)
Bad debt expense-related party	-	(3,236)	(10,236)
Total other income (expense)	1,531,580	(24,869)	1,498,394
			-
Net Income (Loss) Before Provision For Income Taxes	762,003	(492,442)	(141,338)

Provision for (benefit from) income taxes	-	-	-

Net Income (Loss)	$762,003	$(492,4422)	$(141,338)

Basic and diluted net income (loss) per weighted-average shares common stock	$0.03	$(0.02)

Basic and diluted weighted-average number of shares of common stock to be issued	22,196,725	21,815,868

See accompanying notes to the financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011
							Treasury Stock				Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in	Deferred	Deficit during the development
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	stage	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	-	$-	$-	$-	$(11,305)	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	-	-	49,900	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	-	-	22,455	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,269	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	-	-	(131,198)	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	-	-	73,624	-	(142,503)	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	-	-	565,300	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	-	-	74,930	(56,842)	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(279,701)	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	-	-	716,555	(56,842)	(422,204)	260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-	-	-		-	-

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	16,079	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	-	-	(20,572)	20,921	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(492,442)	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	-	-	698,684	(19,842)	(914,646)	(213,333)

Purchase of Treasury Stock	-	-	-	-	(100,000)	(100)	100,000	(569,366)	-		-	(569,466)

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	19,842	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,339	-	-	1,339

Net income for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	762,003	762,003

Balance December 31, 2011	22,271,346	$22,271	100,000	$100	-	$-	100,000	$(569,366)	$700,023	$-	$(152,643)	$385

See accompanying notes to the financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period April 18, 2008 (Inception) - December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$762,003	$(492,442)	$(141,338)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	19,842	16,079	77,779
In-kind contribution of interest expense	1,339	2,701	8,010
Bad debt expense-related party	-	3,236	10,236
Depreciation and Amortization expense	565	826	2,286
Gain on settlement	(683,071)	-	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	65,000	-
Increase in accounts receivable-related party	-	(3,236)	(10,236)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	(180,458)	45,235	1,143
Increase (decrease) in accounts payable and accrued expenses-related party	(107,535)	78,577	785
NET CASH USED IN OPERATING ACTIVITIES	(187,315)	(284,024)	(684,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity Investment	1,085,851	-	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,085,851	-	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Purchase of treasury stock	(569,466)	-	(569,466)
Proceeds from loans payable -related party	3,490	-	14,365
Repayment of loans payable -related party	(14,365)	-	(14,365)
Proceeds from notes payable - related party	-	6,242	71,895
Repayment of notes payable - related party	(71,895)	26,895	(71,895)
Proceeds from notes payable	-	45,525	45,525
Repayment of notes payable	(45,525)	-	(45,525)
Proceeds from convertible notes payable	-	200,000	200,000
Repayments of convertible notes payable	(200,000)	-	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(897,761)	278,662	5,934

NET INCREASE (DECREASE) IN CASH	775	(5,362)	1,198
Cash, beginning of period	423	5,785	-
Cash, END OF PERIOD	$1,198	$423	$1,198

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$15,919	$10,700	$26,619

See accompanying notes to the financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

Effective October 12, 2009, the Company changed their name to Metha Energy Solutions Inc.  (“Metha Energy” or “the Company” or “formerly Inscrutor”) (OTCBB: MGYS).  Metha Energy intends to focus the business on commercializing advanced fuel cell technology. The Company has secured the rights to distribute such patent pending products through its investment in Serenergy and represent these products in the North American market and within the global vehicle segment. Activities during the development stage involve developing the business plan and raising capital.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements including the right to distribute patent pending products between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000.  The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy. The Company plans to continue to identify new business opportunities within the fuel cell/alternative energy area.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses and net cash used in operating activities from inception of $141,338 and $684,871, respectively.  In addition there was a working capital deficiency of $730 as of the year ended December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and the success of future operations will be sufficient to enable the Company to continue as a going concern.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of deferred taxes.  Actual results could differ from those estimates.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the years ended December 31, 2011 and 2010, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method. The Company’s holds approximately none and 11% of Serenergy’s issued and outstanding shares as of December 31, 2011 and 2010, respectively. The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

Income taxes

The Company follows FASB Accounting Standards Codification No. 740, Income Taxes. Under the asset and liability method of FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization. As of December 31, 2011, the Company has a net operating loss carryforward of approximately $42,000 available to offset future taxable income through 2031. The valuation allowance at December 31, 2010 was approximately $303,000.  The net change in valuation allowance for the year ending December 31, 2011 was an increase of approximately $266,000.

	2011	2010

Expected income tax recovery (expense) at the statutory rate of 34%	$259,081	$(167,430)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	2,262	2,102
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	261,343	165,328

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2011	2010

Deferred income tax asset:
Net operating loss carryforwards	$(41,950)	$(302,293)
Valuation allowance	41,950	303,293
Deferred income taxes	$-	$-

The Company’s federal income tax returns for the years ended December 31, 2008 through December 31, 2011 remains subject to examination by the Internal Revenue Service as of December 31, 2011.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of December 31, 2010 and 100,000 Series A convertible preferred shares outstanding as of December 31, 2011 and is included in diluted earnings per share as of December 31, 2011.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses and accrued expenses - related party approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment is as follows:

	2011	2010

Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	2,286	1,721
	$650	$1,215

Amortization expense for year ended December 31, 2011 and 2010 and the period from April 18, 2008 (inception) to December 31, 2011 was $565, $826 and $2,286 respectively.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at December 31, 2011.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At December 31, 2011 and 2010, the Company had a cash balance of approximately $951 and $18, respectively, at financial institutions in Denmark, which was uninsured.

Major Customer

For the years ended December 31, 2011 and December 31, 2010 the Company had none and two customers who accounted for 0% and 92% of total revenues in the amount of $0 and $205,632, respectively.  Customer A contributed $0 and $125,000, respectively, which is 56% of sales for the year ended December 31, 2010.  Customer B contributed $0 and $79,000, respectively, which is 35% of sales for the year ended December 31, 2010.
Accounts Receivable

As of December 31, 2011 and 2010, respectively the Company did not have an accounts receivable balance.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months therefore the note is due on December 31, 2010. For the year ended December 31, 2011 and 2010, respectively the Company recorded $4,677, and $10,455, respectively of interest expense on the loan.

As of December 31, 2010, the note was in default. On March 24, 2011, the note was settled in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the year ended December 31, 2011 and 2010, the Company recorded $2,885, and $4,881, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. On April 27, 2011 the note was settled in full.

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the years ended December 31, 2011 and 2010, the Company recorded, $2,885 and $4,881, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.  On April 27, 2011 the note was settled in full.

NOTE 8 – LOAN PAYABLE – RELATED PARTIES

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  During the year ended December 31 2011, the loan was paid in full (See Note 13).

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest. During the year ended December 31, 2011, the loan was paid in full (See Note 13).

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

During the year ended December 31, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

During the year ended December 31, 2010, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $6,242 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest.  This loan holder is a related party.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

During the year ended December 31, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses. During the year ended December 31, 2011, the loan was paid in full (See Note 13).

NOTE 9 –NOTES PAYABLE – RELATED PARTIES

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest.   During the year ended December 31, 2011, the loan was paid in full (See Note 13).

On August 18, 2008, the Company received a note from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $10,000 for funding the Company’s operating expenses.  The note is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

On January 13, 2010, the Company received a note from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The note is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 13).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of March 31, 2011.  The note is due on demand, unsecured and bears no interest. During the year ended December 31, 2011, the loan was paid in full (See Note 13).

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

On August 27, 2009 the Company sold investor 10,000,000 shares of common stock with a par value of $.001 and 100,000 shares of Series B Convertible Preferred stock with a par value of $.001, for approximately $575,000 ($0.06 per share).

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at December 31, 2011 (See Note 13).

On August 27, 2009, the Company authorized the issuance of 40,000 shares of common stock to Soren Bansholt from IT Ventures for finance consulting services related to raising money for the Company.  For the period from August 27, 2009 to December 31, 2009, the Company has recorded the fair value of $2,400 in consulting fees ($0.06 per share).

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the years ended December 31, 2011 and 2010 the Company has recognized board compensation expense of $38,948, and $16,079, respectively under the agreement  (See Notes 12 and 13).

On October 19, 2010, David J.P. Meachin resigned from the Board of Directors in disagreement with the Chairman of the Board of Directors and 348,684 shares are to be cancelled.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors in agreement with the Chairman of the Board of Directors and all 500,000 of his shares were fully earned and outstanding as of December 31, 2011 (See Notes 12 and 13).

For the year ended December 31, 2011 and 2010, and the period April 18, 2008 (Inception) through December 31, 2011, $1,339, $2,071 and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  For the years ended December 31, 2011 and 2010 and the period from April 18, 2008 (inception) to December 31, 2011, the Company has recorded revenue of none, none and $36,000, respectively to reflect zero, zero and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

 NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the years ended December 31, 2011 and 2010 expenses of $420,433 and $144,000, respectively.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

During October 2009, the Company entered into agreements with its two members of the Board of Directors to pay directors fees of $60,000 per year beginning the first period after the Company receives $2,000,000 in funding.  As of December 31, 2010, the Company had not been able to complete the  investment due to breach of the Serenergy agreement for the $2,000,000 in funding and so no fees have been paid.  In addition, the agreement calls for the payment of additional directors fees of 1% per director based on the total capital up to $50,000,000 each upon receiving the additional financing.  On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors’ agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated (See Note 13).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the years ended December 31, 2011 and 2010 the Company has recognized board compensation expense of $38,948, and $16,079,respectively under the agreement (See Notes 10 and 13).

The Company has paid one independent director a fee of $12,500 for the year ended December 31, 2011 (See Note 13).

The Company has paid one independent director a fee of $12,000 for the year ended December 31, 2011 (See Note 13).

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

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to December 31, 2011, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed (See Note 5).

During the year ended December 31, 2010, the Company paid $206,616 for materials and services to Serenergy which is included in cost of goods sold.

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the years ended December 31, 2011 and 2010 expenses of $420,433 and $144,000, respectively (See Note 12).

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

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

On October 19, 2010, David J.P. Meachin resigned from the Board of Directors and his board of directors’ agreement was terminated.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors and his board of directors agreement was terminated (See Notes 10 and 12).

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the years ended December 31, 2011 and 2010 the Company has recognized board compensation expense of $38,948, and $16,079, respectively under the agreement (See Note 12).

The Company has paid one independent director a fee of $12,500 for the year ended December 31, 2011 (See Note 12).

The Company has paid one independent director a fee of $12,000 for the year ended December 31, 2011 (See Note 12).

On June 30, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,000 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest. During the year ended December 31, 2011, the loan was paid in full (See Note 8).

On July 24, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,789 to pay for the Company’s website and design. The loan is due on demand, unsecured and bears no interest. During the year ended December 31, 2011, the loan was paid in full (See Note 8).

 On July 23, 2008, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $64 to pay for incorporation filing fees of the Company. The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 8).

On July 2, 2008, the Company executed a $35,000 promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $35,000 cash.  The note is due on demand, unsecured and bears no interest. During the year ended December 31, 2011, the note was paid in full (See Note 9).

On August 18, 2008, the Company executed a promissory note to Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in exchange for $10,000 for funding the Company’s operating expenses. The note is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the note was paid in full (See Note 9).

On January 13, 2010, the Company received a loan from Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,072 for the purpose of funding operating expenses.  The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 9).

In the second quarter of 2010, the Company received a note payable of $25,823 from a related party stockholder.  The stockholder, through an entity that he is an owner of, owns 100,000 Class B shares of the Company as of December 31, 2010.  The note is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the note was paid in full (See Note 9).

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at December 31, 2011 (See Note 10).

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

On June 8, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $627 for funding the Company’s tax expense.  The note is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 8).

During the year ended December 31, 2009, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $1,153 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 8).

During the year ended December 31, 2010, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $6,242 for funding the Company’s operating expenses.  The loan is due on demand, unsecured and bears no interest.  During the year ended December 31, 2011, the loan was paid in full (See Note 8).

On January 5, 2011, the Company received a loan from Visator in the amount of $1,000. The amount is due on demand, unsecured and bears no interest. During the year ended December 31, 2011, the loan was paid in full (See Note 8).

During the six months ended June 30, 2011, the Company received a loan from Toft ApS, a wholly owned company of Jesper Toft, the Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $2,490 for funding the Company’s operating expenses.  During the year ended December 31, 2011, the loan was paid in full (See Note 8).

For the year ended December 31, 2011 and 2010, and the period April 18, 2008 (Inception) through December 31, 2011, $1,339, $2,071 and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

Exhibits

Exhibit No.	Description of Exhibit
3.1*	Articles of Incorporation
3.2*	By-Laws
14.1**	Code of Ethics
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS ****	XBRL Instance Document
101.SCH ****	XBRL Taxonomy Schema
101.CAL ****	XBRL Taxonomy Calculation Linkbase
101.DEF ****	XBRL Taxonomy Definition Linkbase
101.LAB ****	XBRL Taxonomy Label Linkbase
101.PRE ****	XBRL Taxonomy Presentation Linkbase

* Incorporated by reference to the Form S-1 filed with the SEC on July 28, 2008.

** Incorporated by reference to the Form 10-K filed with the SEC on March 10, 2009.

*** The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Metha Energy Solutions, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHA ENERGY SOLUTIONS INC.

Dated: April 16, 2012	By:	/S/ JESPER TOFT
Jesper Toft Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer Chairman of the Board of Directors