Form 10-Q
period 2012-03-31
METHA ENERGY SOLUTIONS INC.
filed 2012-05-15
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2012: 22,620,030 shares of common stock.

 METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2012

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2012(Unaudited) and as of December 31, 2011	3

	Condensed Statements of Operations for the three months ended March 31, 2012, the three months ended March 31, 2011, and the Period from April 18, 2008 (Inception) through March 31, 2012 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficit) for the period from April 18, 2008 (Inception) through March 31, 2012 (Unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2012, the three months ended March 31, 2011 and the Period from April 18, 2008 (Inception) through March 31, 2012 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current Assets:
Cash	$2,104	$1,198

Total Current Assets	2,104	1,198

Property & Equipment:
Website costs, net of accumulated amortization of $1,789 and $1,454,
respectively	-	-
Computer equipment, net of accumulated depreciation of $683 and $497,
respectively	592	650
	592	650

Other Assets:
Security deposit	465	465

TOTAL ASSETS	$3,161	$2,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,143	$1,143
Accrued expenses - related party	-	785
Total Current Liabilities	1,143	1,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued and outstanding	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; none and 100,000 to be issued and outstanding	-	-
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued, respectively	22,271	22,271
Additional paid in capital	704,523	700,023
Less Treasury stock; 100,000 and 0 Series B Convertible Preferred stock (cost)	(569,366)	(569,366)
Retained earnings (Accumulated deficit) during the development stage	(157,395)	(152,643)
Accumulated other comprehensive income	1,885	-
TOTAL STOCKHOLDERS' EQUITY	2,018	385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,161	$2,313

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months Ended March 31, 2012	For the three months Ended March 31, 2011	For the Period April 18, 2008 (Inception) - March 31, 2012

Revenue	$-	$-	$286,702
Revenue - Related Party	-	-	36,000
	-	-	322,702

Cost of goods sold	-	-	276,416
Cost of goods sold - related party	-	-	-
Gross Profit	-	-	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	4,500	36,000	682,933
Professional fees	-	5,193	739,761
Board member fees	-	31,448	86,185
Other general & administrative expenses	252	7,782	181,891
Total operating expenses	4,752	80,423	1,690,770

Loss from operations	(4,752)	(80,423)	(1,644,484)

Other income (expense):
Gain (Loss) on Foreign Currency	-	(5,400)	3,265
Gain on settlement of agreement	-	1,516,161	1,516,161
Other income	-	-	3,236
Forgiveness of debt	-	6,771	25,980
Interest income	-	-	28
Interest expense	-	(9,781)	(40,040)
Bad debt expense-related party	-	-	(10,236)
Total other income (expense)	-	1,507,751	1,498,394
			-
Net Income (Loss) Before Provision For Income Taxes	(4,752)	1,427,328	(146,090)

Provision for (benefit from) income taxes	-	205,392	-

Net Income (Loss)	$(4,752)	$1,221,936	$(146,090)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	$1,885	$-	$1,885
Comprehensive Income (Loss)	$(2,867)	$1,221,936	$(144,205)

Basic and diluted net income (loss) per weighted-average shares common stock	$(0.00)	$0.06

Basic and diluted weighted-average number of shares of common stock to be issued	22,271,346	21,968,717

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) THROUGH MARCH 31, 2012
 (UNAUDITED)

											Accumulated
							Treasury Stock				Deficit	Accumulated
			Series A Convertible		Series B Convertible		Series B Convertible		Additional		during the	Other
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Deferred	development	Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	stage	Gain	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	-	$-	$-	$-	$(11,305)	$-	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	-	-	49,900	-	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	-	-	22,455	-	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,269	-	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	-	-	(131,198)	-	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	-	-	73,624	-	(142,503)	-	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	-	-	565,300	-	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	-	-	74,930	(56,842)	-	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(279,701)	-	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	-	-	716,555	(56,842)	(422,204)	-	260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-	-	-		-		-

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	16,079	-	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	-	-	(20,572)	20,921	-	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(492,442)	-	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	-	-	698,684	(19,842)	(914,646)	-	(213,333)

Purchase of Treasury Stock	-	-	-	-	(100,000)	(100)	100,000	(569,366)	-		-		(569,466)

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	19,842	-	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,339	-	-	-	1,339

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	762,003	-	762,003

Balance December 31, 2011	22,271,346	22,271	100,000	100	-	-	100,000	(569,366)	700,023	-	(152,643)	-	385

In-kind contribution of services	-	-	-	-	-	-	-	-	4,500	-	-	-	4,500

Net loss for three months ended March 31, 2012	-	-	-	-	-	-	-	-	-	-	(4,752)	-	(4,752)

Accumulated foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,885	1,885

Balance March 31, 2012 (unaudited)	22,271,346	$22,271	100,000	$100	-	$-	100,000	$(569,366)	$704,523	$-	$(157,395)	$1,885	$2,018

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months Ended March 31, 2012	For the three months Ended March 31, 2011	For the Period April 18, 2008 (Inception) - March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,752)	$1,221,936	$(146,090)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees		19,842	77,779
In-kind contribution of interest expense		666	8,010
In-kind contribution of services	4,500		4,500
Bad debt expense-related party	-	-	10,236
Depreciation and Amortization expense	58	207	2,344
Gain on settlement		(683,071)	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts receivable-related party	-	-	(10,236)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	-	(137,006)	1,143
Increase (decrease) in accounts payable and accrued expenses-related party	(785)	26,200	-
Increase in deferred tax liability	-	205,392	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(979)	654,166	(685,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity		1,085,851	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,085,851	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Purchase of treasury stock	-	-	(569,466)
Proceeds from loans payable -related party	-	3,490	14,365
Repayment of loans payable -related party	-	-	(14,365)
Proceeds from notes payable - related party	-	-	71,895
Repayment of notes payable - related party	-	(59,451)	(71,895)
Proceeds from notes payable	-		45,525
Repayment of notes payable	-	(45,525)	(45,525)
Proceeds from convertible notes payable	-	-	200,000
Repayments of convertible notes payable	-	-	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(101,486)	5,934

NET INCREASE (DECREASE) IN CASH	(979)	1,638,531	219
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,885	-	1,885
Cash, beginning of period	1,198	423	-
Cash, END OF PERIOD	$2,104	$1,638,954	$2,104

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$4,677	$26,619

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2012
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses of $146,090 and net cash used in operating activities from inception of $685,065, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment

Property, plant and equipment is stated at cost and depreciated over its estimated useful lives ranging from three to five years using the straight-line method.   Maintenance and repairs are charged to expense as incurred.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the three months ended March 31, 2012 and the year ended December 31, 2011, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of March 31, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share .  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of March 31, 2011 and 100,000 Series A convertible preferred shares outstanding that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of March 31, 2012.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses and accrued expenses - related party approximate fair value based on the short-term maturity of these instruments.

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment is as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	2,344	2,286
	$592	$650

Amortization expense for three months ended March 31, 2012 and 2011 and the period from April 18, 2008 (inception) to March 31, 2012 was $58, $207 and $2,344 respectively.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of March 31, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at March 31, 2012.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At March 31, 2012 and December 31, 2011, the Company had a cash balance of approximately $2,050 and $951, respectively, at financial institutions in Denmark, which was uninsured.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months therefore the note is due on December 31, 2010.  During the year ended December 31, 2011 the note was settled in full.  For the three months ended year ended March 31, 2012 and 2011, respectively the Company recorded $0 and $4,677 respectively of interest expense on the loan.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three months ended March 31, 2012 and 2011, the Company recorded $0, and $2,219, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. During the year ended December 31, 2011 the note was settled in full.

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the three months ended March 31, 2012 and 2011, the Company recorded, $0 and $2,219, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.   During the year ended December 31, 2011 the note was settled in full.

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at March 31, 2012 and December 31, 2011 (See Note 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  During the three months ended March 31, 2012 and 2011, the Company has recognized board compensation expense of $0 and $18,948, respectively under the agreement (See Notes 12 and 13).

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

For the three months ended March 31, 2012 and 2011, and the period April 18, 2008 (Inception) through March 31, 2012, $0, $666 and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

During the three months ended March 31, 2012, Jesper Toft, the Chief Executive Officer contributed services valued $4,500 to the Company and was recorded as an in kind contribution of services (See Notes 12 and 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  For the three months ended March 31, 2012 and 2011 and the period from April 18, 2008 (inception) to March 31, 2012, the Company has recorded revenue of none, none and $36,000, respectively to reflect zero, zero and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of March 31, 2012 and December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the three months ended March 31, 2012 and 2011 expenses of $4,500 and $36,000 were recorded, respectively. The $4,500 recorded during the three months ended March 31, 2012 is recorded as an in kind contribution of services (See Notes 10 and 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three months ended March 31, 2012 and 2011 the Company has recognized board compensation expense of $0, and $18,948, respectively under the agreement (See Notes 10 and 13).

The Company has paid one independent director a fee of $0 and $12,500 for three months ended March 31, 2012 and 2011 (See Note 13).

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

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to March 31, 2012, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed (See Note 5).

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of March 31, 2012 and December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the three months ended March 31, 2012 and 2011 expenses of $4,500 and $36,000 were recorded, respectively (See Note 12). The $4,500 recorded during the three months ended March 31, 2012 is recorded as an in kind contribution of services.

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the three months ended March 31, 2012 and 2011 the Company has recognized board compensation expense of $0 and $18,948, respectively under the agreement (See Note 12).

The Company has paid one independent director a fee of $0 and $12,500 for three months ended March 31, 2012 and 2011 (See Note 12).

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at March 31, 2012 and December 31, 2011 (See Note 10).

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

For the three months ended March 31, 2012 and 2011 and the period April 18, 2008 (Inception) through March 31, 2012, $0, $666 and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

During the three months ended March 31, 2012, Jesper Toft, the Chief Executive Officer contributed services valued $4,500 to the Company and was recorded as an in kind contribution of services (See Note 10).

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

Results of Operations

For the three months ended March 31, 2012 and March 31, 2011, we had revenue of $0 and $0, respectively. The Company did not have any sales for the comparable periods.

For the three months ended March 31, 2012, our operating expenses totaled $4,752, compared to $80,423 for the three months ended March 31, 2011. The decrease was due to the Company’s limited activities during the three months ended March 31, 2012 compared to the period ended March 31, 2011.  During the three months ended March 31, 2012 the Company incurred consulting fees and services from a related party of $4,500 compared to $36,000 for the three months ended March 31, 2011. The decrease was due to the expiration of the consulting services agreement during March 31, 2011.  During the three months ended March 31, 2012 the professional fees of $0 compared to $5,193 for the three months ended March 31, 2011. The decrease was due to the timing of the December 31, 2011 audit filing.  During the three months ended March 31, 2012 the board member fees of $0 compared to $31,448 for the three months ended March 31, 2011. The decrease was due to the fact that the Company did not have any outside board members during the three months ended March 31, 2012. During the three months ended March 31, 2012 other general and administrative expenses of $252 compared to $7,782 for the three months ended March 31, 2011. The decrease was due to the timing of the December 31, 2011 audit filing.

The net loss was $4,752 for the three months ended March 31, 2012 compared to net income of $1,221,936 for the three ended March 31, 2011.  The increase in net loss in the three months ended March 31, 2012 compared to net income for the three months ended March 31, 2011 was mainly due to gain on settlement agreement Serenergy of $1,516,161 as well as debt forgiveness of $6,771 which was partially offset by a loss on foreign translation of $5,400, and interest expense of $9,781.

 During the three months ended March 31, 2011 the Company recorded a  provision for income taxes of $205,392, which was mainly due to the March 2011 settlement agreement with Serenergy, versus net losses in 2012.

The comprehensive income/(loss) was $(2,867) for the three months ended March 31, 2012 compared to  $1,221,936 for the three months ended March 31, 2011.

Capital Resources and Liquidity

As of March 31, 2012 and as of December 31, 2011, we had cash of $2,104 and $1,198, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities.

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

Operating Activities

Operating activities (used) or provided $(979), $654,166, and $685,850 , respectively of cash during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012.  We had a net income (loss) of ($4,752) $1,221,936 and ($146,090) during these periods, respectively. We had an increase in accounts receivable related party of none, none and $10,236, an increase in other assets of none, none and $465, respectively offset by an increase/(decrease) in accounts payable of $0, ($137,006), and $1,143, by an increase / (decrease)  in accounts and accrued expenses payable related party of ($785), $26,200, and $0 respectively, and an increase in deferred tax liability of $0, $205,392, and $0, duing these periods respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $0, $19,842, and $77,779 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $0, $666, and $8,010, in-kind contribution of services  – related party of $4,500, $0 and $4,500, depreciation and amortization expense of $58, $207 and $2,344, and bad debt expense related party of none, none, and $10,236, during these periods respectively. Finally, there was a gain on settlement of $0, $683,071, and $683,071 during these periods respectively.

Investing Activities

We provided (used) $0 $1,085,851, and $680,135, respectively, of cash in our investing activities during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012.  We used cash of $0, $0  and $402,780, respectively, of cash for our Serenergy equity investment during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012.  We were provided cash of $0 and $1,085,851, and $1,085,851, respectively, from the sale of Serenergy equity during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012. We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012.

Financing Activities

We had $0, $(101,486), and $5,934, respectively, of cash provided by (used in) our financing activities during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012.  We had $0, $0 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $0, $3,490 and $14,365, respectively, of proceeds of loans payable to related party, and $0, $0 and $200,000, respectively of proceeds from convertible notes payable during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012.  We had $0, $59,451, and $71,895 respectively, of repayment of notes payable to related party, and $0, $0 and $71,895, respectively, of proceeds from notes payable to related party, and $0, $0 and $45,525 of proceeds of notes payable, and $0, $45,525 and $45,525 of repayment of notes payable during the three months ended March 31, 2012, March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012. There were also repayments .of loan payable- related party of $0, $0, and $14,365 and repayments of convertible notes payable of $0, $0, and $200,000, respectively during the three months ended March 31, 2012, three months ended March 31, 2011 and for the period from April 18, 2008 (Inception) through March 31, 2012, respectively. Finally there was a purchase of treasury stock of $0, $0, and $569,466 during the three months ended March 31, 2012, three months ended March 31, 2011 and for the period from April 18, 2010 (Inception) through March 31, 2012, respectively.

Critical Accounting Policies

Going concern
The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses of $146,090 and net cash used in operating activities from inception of $685,135 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Property and Equipment

Property, plant and equipment is stated at cost and depreciated over its estimated useful lives ranging from three to five years using the straight-line method.   Maintenance and repairs are charged to expense as incurred.

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the three months ended March 31, 2012 and the year ended December 31, 2011, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of March 31, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share .  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of March 31, 2011 and 100,000 Series A convertible preferred shares outstanding that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of March 31, 2012.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses and accrued expenses - related party approximate fair value based on the short-term maturity of these instruments.

Off-Balance sheet arrangements

At March 31, 2012, we had no off-balance sheet arrangements.

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

(a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2012 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2012. Since these entity level programs have a pervasive effect across the organization, management has determined that these deficiencies constitute a material weakness due to (i) the lack of an independent director on our Board of Directors as a result of Mr. Lynch’s resignation from the Board on October 11, 2010 and (ii) the Company’s size, which prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Schema

101.CAL+	XBRL Taxonomy Calculation Linkbase

101.DEF+	XBRL Taxonomy Definition Linkbase

101.LAB+	XBRL Taxonomy Label Linkbase

101.PRE+	XBRL Taxonomy Presentation Linkbase

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

METHA ENERGY SOLUTIONS INC.

Dated: May 15, 2012	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer