Form 10-Q
period 2012-06-30
METHA ENERGY SOLUTIONS INC.
filed 2012-08-14
CIK 1440760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2012: 22,271,346 shares of common stock.

 METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2012

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2012(Unaudited) and as of December 31, 2011	3

	Condensed Statements of Operations for the three and six months ended June 30, 2012, the three and six months ended June 30, 2011, and the Period from April 18, 2008 (Inception) through June 30, 2012 (Unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficit) for the period from April 18, 2008 (Inception) through June 30, 2012 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2012, the six months ended June 30, 2011 and the Period from April 18, 2008 (Inception) through June 30, 2012 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “Metha Energy,” and the “Company,” they refer to Metha Energy Solutions Inc.  “SEC” refers to the Securities and Exchange Commission.

Item 1. Financial Statements.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$526	$1,198

Total Current Assets	526	1,198

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,789 and $1,789,
respectively	-	-
Computer equipment, net of accumulated depreciation of $612 and $497,
respectively	535	650
	535	650

Other Assets:
Security deposit	465	465

TOTAL ASSETS	$1,526	$2,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$21,206	$1,143
Accrued expenses - related party	-	785
Total Current Liabilities	21,206	1,928

COMMITMENTS AND CONTINGENCIES (See Note 12)	-	-

STOCKHOLDERS' EQUITY / (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued and outstanding	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; none and 100,000 to be issued and outstanding	-	-
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued, and 22,271,346 and
22,271,436 outstanding. respectively	22,271	22,271
Additional paid in capital	709,023	700,023
Less Treasury stock; 100,000 and 0 Series B Convertible Preferred stock (cost)	(569,366)	(569,366)
Accumulated deficit during the development stage	(183,480)	(152,643)
Accumulated other comprehensive income	1,772	-
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(19,680)	385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,526	$2,313

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months Ended June 30, 2012	For the three months Ended June 30, 2011	For the six months Ended June 30, 2012	For the six months Ended June 30, 2011	April 18, 2008 (Inception) - June 30, 2012

Revenue	$-	$-	$-	$-	$286,702
Revenue - Related Party	-	-	-	-	36,000
	-	-	-	-	322,702

Cost of goods sold	-	-	-	-	276,416
Cost of goods sold - related party	-	-	-	-	-
Gross Profit	-	-	-	-	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	4,500	105,000	9,000	141,000	687,433
Professional fees	18,678	242,139	18,678	247,332	758,439
Board member fees	-	7,500	-	38,948	86,185
Other general & administrative expenses	2,907	27,184	3,159	34,966	184,798
Total operating expenses	26,085	381,823	30,837	462,246	1,716,855

Loss from operations	(26,085)	(381,823)	(30,837)	(462,246)	(1,670,569)

Other income (expense):
Gain (Loss) on Foreign Currency		17,959	-	12,559	3,265
Gain on settlement of agreement	-	-	-	1,516,161	1,516,161
Other income	-	-	-	-	3,236
Forgiveness of debt	-	6,777	-	13,548	25,980
Interest income	-	3	-	3	28
Interest expense	-	(2,005)	-	(11,786)	(40,040)
Bad debt expense-related party	-	-	-	-	(10,236)
Total other income (expense)	-	22,734	-	1,530,485	1,498,394
					-
Net Income (Loss) Before Provision For Income Taxes	(26,085)	(359,089)	(30,837)	1,068,239	(172,175)

Provision for (benefit from) income taxes	-	(122,090)	-	83,302	-

Net Income (Loss)	$(26,085)	$(236,999)	$(30,837)	$984,937	$(172,175)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	$(113)	$-	$1,772		$1,772
Comprehensive Income (Loss)	$(26,198)	$(236,999)	$(29,065)	$984,937	$(170,403)

Basic and diluted net loss per weighted-average shares common stock	$(0.00)	$(0.01)	$(0.00)	$0.04

Basic weighted-average number of shares of common stock to be issued	22,271,346	22,271,351	22,271,346	22,120,870

Diluted weighted-average number of shares of common stock to be issued	22,271,346	22,371,351	22,271,346	22,220,870

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) THROUGH JUNE 30, 2012
 (UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Treasury Stock Series B Convertible Preferred Stock		Additional		Accumulated Deficit during the	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deferred Compensation	development stage	Comprehensive Gain	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	-	$-	$-	$-	$(11,305)	$-	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	-	-	49,900	-	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	-	-	22,455	-	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,269	-	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	-	-	(131,198)	-	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	-	-	73,624	-	(142,503)	-	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	-	-	565,300	-	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	-	-	74,930	(56,842)	-	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(279,701)	-	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	-	-	716,555	(56,842)	(422,204)	-	260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-	-	-		-		-

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	16,079	-	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	-	-	(20,572)	20,921	-	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(492,442)	-	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	-	-	698,684	(19,842)	(914,646)	-	(213,333)

Purchase of Treasury Stock	-	-	-	-	(100,000)	(100)	100,000	(569,366)	-		-		(569,466)

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	19,842	-	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,339	-	-	-	1,339

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	762,003	-	762,003

Balance December 31, 2011	22,271,346	22,271	100,000	100	-	-	100,000	(569,366)	700,023	-	(152,643)	-	385

In-kind contribution of services	-	-	-	-	-	-	-	-	9,000	-	-	-	9,000

Net loss for six months ended June 30, 2012	-	-	-	-	-	-	-	-	-	-	(30,837)	-	(30,837)

Accumulated foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,772	1,772

Balance June 30, 2012 (Unaudited)	22,271,346	$22,271	100,000	$100	-	$-	100,000	$(569,366)	$709,023	$-	$(183,480)	$1,772	$(19,680)

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months Ended June 30, 2012	For the six months Ended June 30, 2011	For the Period April 18, 2008 (Inception) - June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,837)	$984,937	$(172,175)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees		19,842	77,779
In-kind contribution of interest expense		1,339	8,010
In-kind contribution of services	9,000		9,000
Bad debt expense-related party	-	-	10,236
Depreciation and Amortization expense	115	413	2,401
Gain on settlement	-	(683,071)	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts receivable-related party	-	-	(10,236)
Increase in other assets	-	-	(465)
Increase (decrease) in accounts payable and accrued expenses	20,063	(157,753)	21,206
Increase (decrease) in accounts payable and accrued expenses-related party	(785)	-107,535	-
Increase in deferred tax liability	-	83,302	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,444)	141,474	(687,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity	-	1,085,851	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,085,851	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Purchase of treasury stock	-	(569,466)	(569,466)
Proceeds from loans payable -related party	-	3,490	14,365
Repayment of loans payable -related party	-	(14,365)	(14,365)
Proceeds from notes payable - related party	-	-	71,895
Repayment of notes payable - related party	-	(71,895)	(71,895)
Proceeds from notes payable	-	.	45,525
Repayment of notes payable	-	(45,525)	(45,525)
Proceeds from convertible notes payable	-	-	200,000
Repayments of convertible notes payable	-	(200,000)	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(897,761)	5,934

NET INCREASE (DECREASE) IN CASH	(2,444)	329,564	(1,246)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,772	-	1,772
Cash, beginning of period	1,198	423	-
Cash, END OF PERIOD	$526	$329,987	$526

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$15,919	$10,700

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses of $172,175 and net cash used in operating activities from inception of $687,315, respectively.  In addition, there is a working capital deficiency of $20,680 and a stockholders’ deficiency of $19,680 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of deferred taxes and the valuation of in-kind contribution of services.  Actual results could differ from those estimates.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the three and six months ended June 30, 2012 and the year ended December 31, 2011, the Company paid $0, $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of June 30, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of June 30, 2011 and 100,000 Series A convertible preferred shares outstanding that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of June 30, 2012.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses and accrued expenses - related party approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	2,401	2,286
	$535	$650

Amortization expense for three and six months ended June 30, 2012 and 2011 and the period from April 18, 2008 (inception) to June 30, 2012 was $57, $115, $206, $413 and $2,401 respectively.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of June 30, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation in the aggregate up to $250,000 at June 30, 2012.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At June 30, 2012 and December 31, 2011, the Company had a cash balance of approximately $685 and $951, respectively, at financial institutions in Denmark, which was uninsured.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note is due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months therefore the note is due on December 31, 2010.  During the year ended December 31, 2011 the note was settled in full.  For the six months ended June 30, 2012 and 2011, respectively the Company recorded $0 and $4,677 respectively of interest expense on the loan.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the six months ended June 30, 2012 and 2011, the Company recorded $0, and $2,885, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. During the year ended December 31, 2011 the note was settled in full.

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note is due on December 31, 2011 with a 9% interest rate annually.  For the six months ended June 30, 2012 and 2011, the Company recorded, $0 and $2,885, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.   During the year ended December 31, 2011 the note was settled in full.

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at June 30, 2012 and December 31, 2011 (See Note 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  During the three and six months ended June 30, 2012 and 2011, the Company has recognized board compensation expense of $0, $0, $7,500 and $38,948, respectively under the agreement (See Notes 12 and 13).

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

For the three and six months ended June 30 , 2012 and 2011, and the period April 18, 2008 (Inception) through June 30, 2012, $0, $0 $673, $1,339  and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

During the three and six months ended June 30, 2012, Jesper Toft, the Chief Executive Officer contributed services valued $4,500  and $9,000 to the Company and was recorded as an in kind contribution of services (See Notes 12 and 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  For the six months ended June 30, 2012 and 2011 and the period from April 18, 2008 (inception) to June 30, 2012, the Company has recorded revenue of none, none and $36,000, respectively to reflect zero, zero and twelve months, respectively, worth of revenue.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office expense fees of approximately $200 are paid on a month to month basis for basic office services.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of June 30, 2012 and December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the six months ended June 30, 2012 and 2011 expenses of $4,500 and $141,000 were recorded, respectively. The $4,500 and $9,000 recorded during the three and six months ended June 30, 2012 is recorded as an in kind contribution of services (See Notes 10 and 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the six months ended June 30, 2012 and 2011 the Company has recognized board compensation expense of $0, and $38,948, respectively under the agreement (See Notes 10 and 13).

The Company has paid one independent director a fee of $0 and $12,500 for six months ended June 30, 2012 and 2011 (See Note 13).

The Company has paid one independent director a fee of $0 and $7,500 for six months ended June 30, 2012 and 2011 (See Note 13).

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

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to June 30, 2012, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed (See Note 5).

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of June 30, 2012 and December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the six months ended June 30, 2012 and 2011 expenses of $4,500 and $141,000 were recorded, respectively (See Note 12). The $4,500 and $9,000 recorded during the three and six months ended June 30, 2012 is recorded as an in kind contribution of services.

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the six months ended June 30, 2012 and 2011, the Company has recognized board compensation expense of $0 and $38,948, respectively under the agreement (See Note 12).

The Company has paid one independent director a fee of $0 and $12,500 for six months ended June 30, 2012 and 2011 (See Note 12).

The Company has paid one independent director a fee of $0 and $7,500 for six months ended June 30, 2012 and 2011(See Note 12).

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at June 30, 2012 and December 31, 2011 (See Note 10).

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

For the three and six months ended June 30 , 2012 and 2011, and the period April 18, 2008 (Inception) through June 30, 2012, $0, $0 $673 $1,339 and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

During the three and six months ended June 30, 2012, Jesper Toft, the Chief Executive Officer contributed services valued $4,500  and $9,000 to the Company and was recorded as an in kind contribution of services (See Note 10).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the unaudited financial statements of Metha Energy for its three months ended June 30, 2012 and 2011 and its six months ended June 30, 2012 and 2011.  The financial statements of Metha Energy were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Metha Energy contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Metha Energy’s financial condition and operations; however, they are not indicative of the Company’s future performance.

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

From the end of August, 2009, in connection with entering the agreement with Serenergy, the Company decided to cease any further activity in the area of sophisticated data-mining technology. The Company plans to continue to identify new business opportunities within the fuel cell/technology energy area.

Marketing

We have sold fuel cell products to a number of different applications to both private companies, universities and other institutions and we will continue our focus in this area.  We communicate mainly through direct customer communication via e-mail and phone.

Competition

There are multiple companies that offer different kinds of fuel cell technologies. These different kinds of fuel cells technologies vary in attractiveness regarding different features.  The fuel cell segment is not a new segment/industry.  This is a highly competitive market.

Results of Operations for the three months ended June 30, 2012 compared to June 30, 2011

For the three months ended June 30, 2012 and June 30, 2011, we had revenue of $0 and $0, respectively. The Company did not have any sales for the comparable periods.

For the three months ended June 30, 2012, our operating expenses totaled $26,085, compared to $381,823 for the three months ended June 30, 2011. The decrease was due to the Company’s limited activities during the three months ended June 30, 2012 compared to the period ended June 30, 2011.  During the three months ended June 30, 2012 the Company incurred consulting fees and services from a related party of $4,500 compared to $105,000 for the three months ended June 30, 2011. The decrease was due to the expiration of the consulting services agreement with Jesper Toft during June 30, 2011.  During the three months ended June 30, 2012 the professional fees of $18,678 compared to $242,139 for the three months ended June 30, 2011. The decrease was mainly due to a decrease in the accounting, audit, consulting and legal expenses as there were limited operations of the Company.  During the three months ended June 30, 2012 the board member fees of $0 compared to $7,500 for the three months ended June 30, 2011. The decrease was due to the fact that the Company did not have any outside board members during the three months ended June 30, 2012. During the three months ended June 30, 2012 other general and administrative expenses of $2,907 compared to $27,184 for the three months ended June 30, 2011. The decrease was due to the limited operations of the Company.

The net loss was $26,085 for the three months ended June 30, 2012 compared to f $236,999 for the three ended June 30, 2011.  The decrease in net loss in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is mainly due to Company’s limited operations in 2012 as well as debt forgiveness of $6,777, which was partially offset by a loss on foreign translation of $17,959, and interest expense of $2,005 in 2011.

During the three months ended June 30, 2011 the Company recorded a benefit for income taxes of $122,090, which was mainly due to the March 2011 settlement agreement with Serenergy.

The comprehensive income/(loss) was $(26,198) for the three months ended June 30, 2012 compared to  $(236,999) for the three months ended June 30, 2011.

Results of Operations for the six months ended June 30, 2012 compared to June 30, 2011

For the six months ended June 30, 2012 and June 30, 2011, we had revenue of $0 and $0, respectively. The Company did not have any sales for the comparable periods.

For the six  months ended June 30, 2012, our operating expenses totaled $30,837 compared to $462,246 for the six months ended June 30, 2011. The decrease was due to the Company’s limited activities during the six months ended June 30, 2012 compared to the period ended June 30, 2011.  During the six months ended June 30, 2012 the Company incurred consulting fees and services from a related party of $9,000 compared to $141,000 for the six months ended June 30, 2011. The decrease was due to the expiration of the consulting services agreement with Jesper Toft during June 30, 2011.  During the six months ended June 30, 2012 the professional fees of $18,678 compared to $247,332 for the six months ended June 30, 2011. The decrease was mainly due to a decrease in the accounting, audit, consulting and legal expenses as there were limited operations of the Company.  During the six months ended June 30, 2012 the board member fees of $0 compared to $38,948 for the six months ended June 30, 2011. The decrease was due to the fact that the Company did not have any outside board members during the six months ended June 30, 2012. During the six months ended June 30, 2012 other general and administrative expenses of $3,159 compared to $34,966 for the six months ended June 30, 2011. The decrease was due to the limited operations of the Company.

The net loss was $30,837 for the six months ended June 30, 2012 compared to net income of $1,068,239 for the six months ended June 30, 2011.  The decrease in net loss in the six months ended June 30, 2012 compared to net income for the six months ended June 30, 2011 was mainly due to gain on settlement agreement with Serenergy of $1,516,161 as well as debt forgiveness of $13,548 which was partially offset by a loss on foreign translation of $12,559, and interest expense of $11,786.

During the six months ended June 30, 2012 the Company recorded a  provision for income taxes of $83,202, which was mainly due to the March 2011 settlement agreement with Serenergy, versus net losses in 2012.

The comprehensive income/(loss) was $(29,065) for the six  months ended June 30, 2012 compared to $984,937  for the six months ended June 30, 2011.

Capital Resources and Liquidity

As of June 30, 2012 and as of December 31, 2011, we had cash of $526 and $1,198, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities.

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

Operating Activities

Operating activities (used) or provided $(2,444), $141,474, and $687,315, respectively of cash during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012.  We had a net income (loss) of ($30,837) $984,937 and ($172,175) during these periods, respectively. We had an increase in accounts receivable related party of none, none and $10,236, an increase in other assets of none, none and $465, respectively offset by an increase/(decrease) in accounts payable of $20,063, ($157,753), and $21,206, by a (decrease)  in accounts and accrued expenses payable related party of ($785), ($107,535), and $0 respectively, and an increase in deferred tax liability of $0, $83,302, and $0, during these periods respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $0, $19,842, and $77,779 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $0, $1,339, and $8,010, in-kind contribution of services  – related party of $9,000, $0 and $9,000, depreciation and amortization expense of $115, $413 and $2,401, and bad debt expense related party of none, none, and $10,236, during these periods respectively. Finally, there was a gain on settlement of $0, $683,071, and $683,071 during these periods respectively.

Investing Activities

We provided (used) $0, $1,085,851, and $680,135, respectively, of cash in our investing activities during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012.  We used cash of $0, $0 and $402,780, respectively, of cash for our Serenergy equity investment during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012.  We were provided cash of $0 and $1,085,851, and $1,085,851, respectively, from the sale of Serenergy equity during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012. We used none, none and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012.

Financing Activities

We had $0, $(897,161), and $5,934, respectively, of cash provided by (used in) our financing activities during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012.  We had $0, $0 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $0, $3,490 and $14,365, respectively, of proceeds of loans payable to related party, and $0, $0 and $200,000, respectively of proceeds from convertible notes payable during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012.  We had $0, $71,895, and $71,895 respectively, of repayment of notes payable to related party, and $0, $0 and $71,895, respectively, of proceeds from notes payable to related party, and $0, $0 and $45,525 of proceeds of notes payable, and $0, $45,525 and $45,525 of repayment of notes payable during the six months ended June 30, 2012, June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012. There were also repayments of loan payable- related party of $0, $14,365, and $14,365 and repayments of convertible notes payable of $0, $200,000, and $200,000, respectively during the six months ended June 30, 2012, six months ended June 30, 2011 and for the period from April 18, 2008 (Inception) through June 30, 2012, respectively. Finally there was a purchase of treasury stock of $0, $569,446, and $569,466 during the six months ended June 30, 2012, the six months ended June 30, 2011 and for the period from April 18, 2010 (Inception) through June 30, 2012, respectively.

Critical Accounting Policies

Going concern
The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses of $172,175 and net cash used in operating activities from inception of $687,315 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of deferred taxes and the valuation of in kind contribution of services.  Actual results could differ from those estimates.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company paid $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the Company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of June 30, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share .  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of June 30, 2011 and 100,000 Series A convertible preferred shares outstanding that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of June 30, 2012.

Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses and accrued expenses - related party approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Off-Balance sheet arrangements

At June 30, 2012, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2012 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2012. Since these entity level programs have a pervasive effect across the organization, management has determined that these deficiencies constitute a material weakness due to (i) the lack of an independent director on our Board of Directors as a result of Mr. Lynch’s resignation from the Board on October 11, 2010 and (ii) the Company’s size, which prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

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

Not applicable.

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

METHA ENERGY SOLUTIONS INC.

Dated: August 14, 2012	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer