Form 10-Q
period 2012-09-30
METHA ENERGY SOLUTIONS INC.
filed 2012-10-19
CIK 1440760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-152539

METHA ENERGY SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0251358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Anslow & Jaclin, LLP 195 Route 9 South, Manalapan NJ	10022
(Address of principal executive offices)	(Zip Code)

(212) 231-8526
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 19, 2012: 22,620,030 shares of common stock.

 PART 1 - FINANCIAL INFORMATION
Item 1.         Financial Statements.

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$694	$1,198

Total Current Assets	694	1,198

Property, Plant & Equipment:
Website costs, net of accumulated amortization of $1,789 and $1,789,
respectively	-	-
Computer equipment, net of accumulated depreciation of $612 and $497,
respectively	478	650
	478	650

Other Assets:
Security deposit	-	465

TOTAL ASSETS	$1,172	$2,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$30,986	$1,143
Accrued expenses - related party	-	785
Total Current Liabilities	30,986	1,928

COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDERS' EQUITY / (DEFICIT)
Series A Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; 100,000 and 100,000 to be issued and outstanding	100	100
Series B Convertible Preferred stock - $.001 par value; 100,000 shares
authorized; none and 100,000 to be issued and outstanding	-	-
Preferred stock - $.001 par value; 9,800,000 shares authorized;
none and none issued and outstanding, respectively	-	-
Common stock - $.001 par value; 100,000,000 shares authorized;
22,620,030 and 22,620,030 shares issued, and 22,271,346 and
22,271,436 outstanding. respectively	22,620	22,271
Additional paid in capital	729,595	700,023
Less Treasury stock; 100,000 and 100,000 Series B Convertible Preferred stock (cost)	(569,366)	(569,366)
Accumulated deficit during the development stage	(214,535)	(152,643)
Accumulated other comprehensive income	1,772	-
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(29,814)	385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,172	$2,313

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months Ended September 30, 2012	For the three months Ended September 30, 2011	For the nine months Ended September 30, 2012	For the nine months Ended September 30, 2011	April 18, 2008 (Inception) - September 30, 2012

Revenue	$-	$-	$-	$-	$286,702
Revenue - Related Party	-	-	-	-	36,000
	-	-	-	-	322,702

Cost of goods sold	-	-	-	-	276,416
Cost of goods sold - related party	-	-	-	-	-
Gross Profit	-	-	-	-	46,286

Selling, general & administrative expenses:
Consulting fees and services - related party	-	9,623	9,000	150,623	687,433
Professional fees	6,139	16,331	24,817	263,663	764,578
Board member fees	20,921	0	20,921	38,948	107,106
Other general & administrative expenses	3,995	5,437	7,154	40,403	188,793
Total operating expenses	31,055	31,391	61,892	493,637	1,747,910

Loss from operations	(31,055)	(31,391)	(61,892)	(493,637)	(1,701,624)

Other income (expense):
Gain (Loss) on Foreign Currency	-	(8,733)	-	3,826	3,265
Gain on settlement of agreement	-	-	-	1,516,161	1,516,161
Other income	-	-	-	-	3,236
Forgiveness of debt	-	12,432	-	25,980	25,980
Interest income	-	-	-	3	28
Interest expense	-	-	-	(11,786)	(40,040)
Bad debt expense-related party	-	-	-	-	(10,236)
Total other income (expense)	-	3,699	-	1,534,184	1,498,394
					-
Net Income (Loss) Before Provision For Income Taxes	(31,055)	(27,692)	(61,892)	1,040,547	(203,230)

Provision for (benefit from) income taxes	-	(13,642)	-	69,660	-

Net Income (Loss)	$(31,055)	$(14,050)	$(61,892)	$970,887	$(203,230)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	$-	$(10,764)	$1,772	$(10,764)	$1,772
Comprehensive Income (Loss)	$(31,055)	$(24,814)	$(60,120)	$960,123	$(201,458)

Basic and diluted Net Income (Loss) per weighted-average shares common stock	$(0.00)	$(0.00)	$(0.00)	$0.04

Basic weighted-average number of shares of common stock	22,271,462	22,271,351	22,271,462	22,171,582

Diluted weighted-average number of shares of common stock	22,271,462	22,271,351	22,271,462	22,271,582

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIOD FROM APRIL 18, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012
 (UNAUDITED)

							Treasury Stock		Additional		Accumulated
	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B Convertible Preferred Stock		Paid-in	Deferred	Deficit during the	Accumulated Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	development stage	Comprehensive Gain	Total

Balance April 18, 2008 (Inception)	11,305,030	$11,305	-	$-	-	$-	-	$-	$-	$-	$(11,305)	$-	$-

Series A Preferred stock issued for consulting services - related party	-	-	100,000	100	-	-	-	-	49,900	-	-	-	50,000

Common stock issued for professional services	45,000	45	-	-	-	-	-	-	22,455	-	-	-	22,500

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,269	-	-	-	1,269

Net loss for the period from April 18, 2008 (inception) to December 31, 2008	-	-	-	-	-	-	-	-	-	-	(131,198)	-	(131,198)

Balance December 31, 2008	11,350,030	11,350	100,000	100	-	-	-	-	73,624	-	(142,503)	-	(57,429)

Series B Preferred stock and Common stock sold for cash	10,000,000	10,000	-	-	100,000	100	-	-	565,300	-	-	-	575,400

Common stock issued for professional services	1,270,000	1,270	-	-	-	-	-	-	74,930	(56,842)	-	-	19,358

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(279,701)	-	(279,701)

Balance December 31, 2009	22,620,030	22,620	100,000	100	100,000	100	-	-	716,555	(56,842)	(422,204)	-	260,329

Series B Preferred stock and Common stock sold for cash	-	-	-	-	-	-	-	-	-		-		-

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	16,079	-	-	16,079

Common stock to be returned for professional services	(348,684)	(349)	-	-	-	-	-	-	(20,572)	20,921	-	-	-

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	2,701	-	-	-	2,701

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(492,442)	-	(492,442)

Balance December 31, 2010	22,271,346	22,271	100,000	100	100,000	100	-	-	698,684	(19,842)	(914,646)	-	(213,333)

Purchase of Treasury Stock	-	-	-	-	(100,000)	(100)	100,000	(569,366)	-		-		(569,466)

Common stock issued for professional services	-	-	-	-	-	-	-	-	-	19,842	-	-	19,842

In-kind contribution of interest expense	-	-	-	-	-	-	-	-	1,339	-	-	-	1,339

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	762,003	-	762,003

Balance December 31, 2011	22,271,346	22,271	100,000	100	-	-	100,000	(569,366)	700,023	-	(152,643)	-	385

In-kind contribution of services	-	-	-	-	-	-	-	-	9,000	-	-	-	9,000

Net loss for nine months ended September 30, 2012	-	-	-	-	-	-	-	-	-	-	(61,892)	-	(61,892)

Accumulated foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,772	1,772

Common Stock issued for services	348,684	349							20,572				20,921

Balance September 30, 2012 (Unaudited)	22,620,030	$22,620	100,000	$100	-	$-	100,000	$(569,366)	$729,595	$-	$(214,535)	$1,772	$(29,814)

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months Ended September 30, 2012	For the nine months Ended September 30, 2011	For the Period April 18, 2008 (Inception) - September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(61,892)	$970,887	$(203,230)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Series A Convertible Preferred Stock issued for services - related party	-	-	50,000
Common stock Issued for services - related party, professional and board fees	20,921	19,842	98,700
In-kind contribution of interest expense	-	1,339	8,010
In-kind contribution of services	9,000	-	9,000
Bad debt expense-related party	-	-	10,236
Depreciation and Amortization expense	172	507	2,458
Gain on settlement	-	(683,071)	(683,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	-
Increase in accounts receivable-related party	-	-	(10,236)
Increase in other assets	465	-	-
Increase (decrease) in accounts payable and accrued expenses	29,843	(158,303)	30,986
Increase (decrease) in accounts payable and accrued expenses-related party	(785)	(107,535)	-
Increase in deferred tax liability	-	69,660	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,276)	113,326	(687,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	-	(2,936)
Serenergy Equity investment	-	-	(402,780)
Sale of Serenergy Equity	-	1,085,851	1,085,851
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,085,851	680,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and series B preferred stock	-	-	575,400
Purchase of treasury stock	-	(569,466)	(569,466)
Proceeds from loans payable -related party	-	3,490	14,365
Repayment of loans payable -related party	-	(14,365)	(14,365)
Proceeds from notes payable - related party	-	-	71,895
Repayment of notes payable - related party	-	(71,895)	(71,895)
Proceeds from notes payable	-	.	45,525
Repayment of notes payable	-	(45,525)	(45,525)
Proceeds from convertible notes payable	-	-	200,000
Repayments of convertible notes payable	-	(200,000)	(200,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(897,761)	5,934

NET INCREASE (DECREASE) IN CASH	(2,276)	301,416	(1,078)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,772	(10,764)	1,772
Cash, beginning of period	1,198	423	-
Cash, END OF PERIOD	$694	$291,075	$694

Supplementary disclosures of cash flow information
Cash paid during the period for:

Income taxes	$-	$-	$-
Interest paid	$-	$15,919	$10,700

See accompanying notes to the unaudited condensed financial statements

METHA ENERGY SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

The Company was founded as Inscrutor, Inc.  (“Inscrutor”), a development stage company, that was incorporated on April 18, 2008 under the laws of the State of Delaware.  The technology that the Company owned was acquired via a Separation and Distribution Agreement on May 30, 2008 from Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring. Prior to that time, Inscrutor was a wholly-owned subsidiary of Visator. Inscrutor was spun out from Visator with the purpose of ensuring optimal value-creation for the shareholders of both Inscrutor and Visator.  According to the terms of the Separation Agreement, Visator decided to distribute the common stock of Inscrutor on a 1-for-1 basis to the holders of Visator’s common and preferred stock (“the Distribution”). On June 1, 2008 (the "Distribution Date"), Visator transferred its shares of Inscrutor to the shareholders of record of Visator common stock and preferred stock at the close of business on May 30, 2008 (the "Record Date"), without any consideration being paid by such holders. Previous filings have stated that stock certificates  were issued and delivered to the shareholders.  However, stock certificates have not been issued.  The stock issuances have only been registered in Book Entry. The Company derived revenue from a management services agreement with Visator.  The agreement with Visator expired on June 1, 2009 and was not renewed. As of September 30, 2009 the Company wrote off the $7,000 receivable balance from Visator as the balance was deemed uncollectible. We no longer pursue any commercialization of software/technology nor do we invest in what we acquired from the Separation and Distribution agreement on May 30, 2008.

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements including the right to distribute patent pending products between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000.  The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of December 31, 2011, the Company owned 0% of the issued and outstanding shares of Serenergy. The Company plans to continue to identify new business opportunities within the fuel cell/alternative energy area.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses of $203,230 and net cash used in operating activities from inception of $687,147, respectively.  In addition, there is a working capital deficiency of $30,292 and a stockholders’ deficiency of $29,814 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The payment for the sale of fuel cell technology for 50% of the payment (“first payment”) is due when the order is placed.  Items are shipped and revenue is recognized once the first payment is received. The remaining 50% is due 30 days after the delivery of the fuel cell technology.

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the three and nine months ended September 30, 2012 and the year ended December 31, 2011, the Company paid $0, $0 and $0, respectively to develop its website.

Investments

Equity investments in companies over which the Company has no ability to exercise significant influence are accounted for under the cost method.  The Company’s investment in Serenergy was accounted for based on the cost method.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy. The agreement was accepted and entered into based upon certain disclosures from Serenergy. The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of September 30, 2012 and December 31, 2011, the Company owned 0% of the issued and outstanding shares of Serenergy.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification No. 260, Earnings Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 100,000 Series A convertible Preferred shares and 100,000 Series B convertible Preferred shares that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of September 30, 2011 and 100,000 Series A convertible preferred shares outstanding that were omitted from the calculation of diluted earnings per share as their inclusion is anti-dilutive as of September 30, 2012.

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

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  We do not expect the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment is as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Website costs	$1,789	$1,789
Computer equipment	1,147	1,147
	2,936	2,936
Less accumulated amortization	2,458	2,286
	$478	$650

Amortization expense for three and nine months ended September 30, 2012 and 2011 and the period from April 18, 2008 (inception) to September 30, 2012 was $57, $172, $94, $507 and $2,458 respectively.

NOTE 4 – INVESTMENT AGREEMENT

On August 27, 2009, the Company entered into an exclusive distribution agreement (the “Agreement”) with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations (“The Territory”) for 72 months (See Settlement Agreement Below).

On August 27, 2009 the Company entered into an exclusive distribution and manufacturing license agreement - vehicles (the “License Agreement”) with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles (the “Segment”) for 72 months (See Settlement Agreement Below).

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

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements between Metha Energy and Serenergy.  The agreement was accepted and entered into based upon certain disclosures from Serenergy.  The agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement.  The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company's operating losses until today, the cash amount invested in the company and an amount securing the Company's ability to remain a going concern in this area of business - approximately $1,900,000. The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of September 30, 2012 and December 31, 2011, the Company owns 0% of the issued and outstanding shares of Serenergy.

NOTE 5 – CONCENTRATION RISK

Cash

The Company maintains cash balances at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation.  The Company also maintains cash balances at financial institutions in Denmark and accounts at these institutions are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2012 and December 31, 2011, the Company had a cash balance of approximately $694 and $951, respectively, at financial institutions in Denmark, which was uninsured.

NOTE 6 – NOTES PAYABLE

In February 2010, the Company executed a note payable to IT Ventures Aps in exchange for $45,525 for funding the Company’s operating expenses.  The note was due on August 31, 2010 and bears monthly interest of 2.5%.  The Company has the option to extend the note up to four months, with an interest rate of 3% for each additional month. The Company renewed the note for four months until December 31, 2010.  During the year ended December 31, 2011 the note was settled in full.  For the nine months ended September 30, 2012 and 2011, respectively the Company recorded $0 and $4,677 respectively of interest expense on the loan.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note was due on December 31, 2011 with a 9% interest rate annually.  For the nine months ended September 30, 2012 and 2011, the Company recorded $0, and $2,885, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing. During the year ended December 31, 2011 the note was settled in full.

On June 16, 2010, the Company executed a convertible promissory note to an individual in exchange for $100,000 for funding the Company’s operating expenses.  The note was due on December 31, 2011 with a 9% interest rate annually.  For the nine months ended September 30, 2012 and 2011, the Company recorded, $0 and $2,885, respectively, of interest expense on the loan.  If the Company completes an equity financing for a sale of Company common stock of at least $1,750,000 prior to the maturity date of the note, the note and any unpaid accrued interest will automatically convert into common stock of the Company at a 20% discount of the price paid by the investors for the equity financing.   During the year ended December 31, 2011 the note was settled in full.

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

On May 16, 2011, the Company repurchased, from a related party, 100,000 shares of the Series B Convertible Preferred stock with a par value of $.001 for a total price of approximately $570,000.  The shares are recorded as treasury shares at September 30, 2012 and December 31, 2011 (See Note 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  During the three and nine months ended September 30, 2012 and 2011, the Company has recognized board compensation expense of $20,921, $0, $20,921 and $38,948, respectively under the agreement (See Notes 12 and 13).

On October 19, 2010, David J.P. Meachin resigned from the Board of Directors in disagreement with the Chairman of the Board of Directors and 348,684 shares are to be cancelled pay the three months ended September 30, 2012, the shares were issued in settlement of the Dispute and the Company recorded an expense of $20,921.  On March 19, 2011, Robert J. Lynch Jr resigned from the Board of Directors in agreement with the Chairman of the Board of Directors and all 500,000 of his shares were fully earned and outstanding as of December 31, 2011 (See Notes 12 and 13).

For the three and nine months ended September 30 , 2012 and 2011, and the period April 18, 2008 (Inception) through September 30, 2012, $0, $0 $0, $1,339  and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 13).

During the three and nine months ended September 30, 2012, Jesper Toft, the Chief Executive Officer contributed services valued $0  and $9,000 to the Company and was recorded as an in kind contribution of services (See Notes 12 and 13).

NOTE 11 – MANAGEMENT AGREEMENT

As part of the terms of the Separation Agreement described in Note 1, on June 1, 2008, Visator entered into a twelve month Management Services Agreement with the Company for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  For the nine months ended September 30, 2012 and 2011 and the period from April 18, 2008 (inception) to September 30, 2012, the Company has recorded revenue of $0, $0 and $36,000, respectively.  The agreement expired on June 1, 2009 and was not renewed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company does not currently have an operating lease for their office located in New York City.  Office fees of approximately $200 are paid on a month to month basis for basic office services.  In July 2012 the Company vacated its office space. The Company recorded an expense of $465 for the forfeiture of its security deposit.

Consulting agreement- Related party

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of September 30, 2012 and December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the nine months ended September 30, 2012 and 2011 expenses of $9,000 and $150,623 were recorded, respectively. The $9,000 recorded during the nine months ended September 30, 2012 is recorded as an in kind contribution of services (See Notes 10 and 13).

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the nine months ended September 30, 2012 and 2011 the Company has recognized board compensation expense of $20,921 and $38,948, respectively under the agreement (See Notes 10 and 13).

The Company has paid one independent director a fee of $0 and $12,500 for nine months ended September 30, 2012 and 2011 (See Note 13).

The Company has paid one independent director a fee of $0 and $7,500 for nine months ended September 30, 2012 and 2011 (See Note 13).

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

NOTE 13 – RELATED PARTY TRANSACTIONS

For the period from April 18, 2008 (inception) to September 30, 2012, the Company had five customers, one of which was Visator, who accounted for 11% of total revenues in the amount of $36,000.  This customer was also a related party.  The agreement with Visator expired on June 1, 2009 and was not renewed (See Note 5).

Effective May 1, 2008, the Company entered into a consulting agreement with Jesper Toft, CEO, to provide consulting services starting in May 2008 at a rate of $1,000 per month.  On September 1, 2009, the Company amended the consulting agreement starting in September 2009 to a rate of $12,000 per month.  The agreement expired at March 31, 2011 and the company is now invoiced for these services. As of September 30, 2012 and December 31, 2011, the Company has recorded a related party liability of $0 under these agreements/invoices and for the nine months ended September 30, 2012 and 2011 expenses of $9,000 and $150,623 were recorded, respectively (See Note 12). The $9,000 recorded during the nine months ended September 30, 2012 is recorded as an in kind contribution of services.

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

During October 2009, the Company authorized the issuance of 1,000,000 shares of common stock (500,000 each respectively) to two Board of Directors for services through December 31, 2012.  The common stock has a fair value of $60,000 based on the fair value on the date of grant and will be amortized over the life of the services ($0.06 per share).  For the nine months ended September 30, 2012 and 2011, the Company has recognized board compensation expense of $20,921 and $38,948, respectively under the agreement (See Note 12).

The Company has paid one independent director a fee of $0 and $12,500 for nine months ended September 30, 2012 and 2011 (See Note 12).

The Company has paid one independent director a fee of $0 and $7,500 for nine months ended September 30, 2012 and 2011(See Note 12).

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

For the three and nine months ended September 30 , 2012 and 2011, and the period April 18, 2008 (Inception) through September 30, 2012, $0, $0, $0, $1,339 and $8,010, respectively were recorded as an in kind contribution of interest on related party notes (See Note 10).

During the three and nine months ended September 30, 2012, Jesper Toft, the Chief Executive Officer contributed services valued at $0  and $9,000 to the Company, and was recorded as an in kind contribution of services (See Note 10).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our unaudited financial statements for the three months and nine months ended September 30, 2012 and 2011.  The financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this report. The financial statements contained elsewhere in this report fully represent our financial condition and operations; however, they are not indicative of our future performance.

Overview

The Company was incorporated under the laws of the state of Delaware on April 18, 2008 under the name “Inscrutor, Inc.” as a development stage company.

On May 30, 2008, the Company entered into a Separation and Distribution Agreement with Visator, Inc. (“Visator”), a Delaware corporation that specializes in on-line media monitoring, to acquire the technology and as a result, the Company spun out from Visator. Prior to that time, the Company was a wholly-owned subsidiary of Visator. According to the terms of the agreement, Visator distributed the common stock of the Company on a 1-for-1 basis to the holders of Visator’s common and preferred stock. As a result, the shareholders of Visator became the shareholders of the Company.

On June 1, 2008, the Company entered into a twelve month Management Services Agreement with Visator for consulting services pertaining to software maintenance provided to Visator’s management. The agreement provides for a management fee of $3,000 per month to be paid to the Company.  The agreement expired on June 1, 2009 and was not renewed. As of September 30, 2009, the Company wrote off the $7,000 receivable balance from Visator as the balance was deemed uncollectible. The Company no longer pursues any commercialization of software/technology nor does it invest in what we acquired from the Separation and Distribution agreement on May 30, 2008.

On August 27, 2009, the Company entered into an exclusive distribution agreement with Serenergy A/S (“Serenergy”) where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s products in the United States, Canada, Israel and the United Nations for 72 months. In connection with entering the agreement with Serenergy, the Company decided to cease any further activity in the area of sophisticated data-mining technology (See Settlement Agreement).

On August 27, 2009, the Company entered into an exclusive distribution and manufacturing license agreement - vehicles with Serenergy where the Company was appointed by Serenergy as its exclusive distributor of Serenergy’s fuel cell related products to the segment of vehicles for 72 months (See Settlement Agreement).

On August 27, 2009 the Company made an investment in Serenergy for 84,000 shares of Serenergy stock, or approximately 11% of the issued and outstanding shares, for approximately $402,000. The Company recognized the investment under the cost method of accounting. As of December 31, 2010, the Company owned approximately 11% of the issued and outstanding shares of Serenergy.

Effective September 29, 2009, the Company changed its name to Metha Energy Solutions Inc.   The Company intended to focus the business on commercializing advanced fuel cell technology. The Company secured the rights to distribute such patent pending products through its investment in Serenergy and represent these products in the North American market and within the global vehicle segment. Activities during the development stage involve developing the business plan and raising capital.

On May 3, 2010, the Company entered into a merger agreement with two shareholders of Serenergy to acquire a majority of their outstanding shares of Serenergy. On October 15, 2010, the Company entered in to a revised merger agreement which required the Company to raise $2,000,000 in financing. If the financing was not raised, the agreement would lapse. The merger would be taken through an exchange of shares whereby the existing majority shareholders of Serenergy would receive 35 common shares of the Company for each share held by them. Post-merger, Serenergy would be a subsidiary of the Company.

In March 2011, the Company entered into a settlement agreement with Serenergy that terminated all previous agreements including the right to distribute patent pending products.   Prior filings incorrectly stated that the distribution agreement and the distribution and manufacturing license agreement with Serenergy had lapsed.  On the contrary,  these agreements were still in effect until terminated pursuant to the settlement agreement.The settlement agreement compensated the Company due to Serenergy’s breach of contract during the original merger agreement. The agreement also required the Company to sell back its investment in Serenergy. The Company received compensation which fundamentally reflects the Company’s operating losses, the cash amount invested in the company and an amount securing the Company’s ability to remain a going concern in this area of business - approximately $1,900,000.  The $1,900,000 includes cash received for the sale of the equity investment of $1,085,851, offset by the original value of the Serenergy investment of $402,780, resulting in a gain of $683,071.  As of December 31, 2011, the Company no longer owned any shares of Serenergy.

To date, the Company has not been able to raise additional funds through either debt or equity offerings. Without this additional cash it has been unable to pursue our plan of operations and commence generating revenue. The Company believes that it may not be able to raise the necessary funds to continue to pursue its business operations. As a result of the foregoing, the Company began to explore options regarding the development of a new business plan and direction.

In August 2012, the Company entered into a non-binding letter of intent with a third party pursuant to which the Company and its principal shareholders will complete a share exchange transaction with such third party on or before October 31, 2012, subject to the execution of a definitive agreement. After the transaction, the third party will become a wholly owned subsidiary of the Company. As of the date hereof, the Company expects to close the share exchange transaction in two weeks, however, there is no guarantee that the contemplated transaction will come to a successful close.

Results of Operations

Results of Operations for the three months ended September 30, 2012 compared to September 30, 2011

For the three months ended September 30, 2012 and September 30, 2011, we had revenue of $0 and $0, respectively. The Company did not have any sales for the comparable periods.

For the three months ended September 30, 2012, our operating expenses totaled $31,055, compared to $31,391 for the three months ended September 30, 2011. The decrease was due to the Company’s limited activities during the three months ended September 30, 2012 compared to the period ended September30, 2011.  During the three months ended September 30, 2012 the Company incurred consulting fees and services from a related party of $0 compared to $9,623 for the three months ended September 30, 2011. The decrease was due to the expiration of the consulting services agreement with Jesper Toft during September 30, 2011.  During the three months ended September 30, 2012 the professional fees of $6,139 compared to $16,331 for the three months ended September 30, 2011. The decrease was mainly due to a decrease in the accounting, audit, consulting and legal expenses as there were limited operations of the Company.   During the three months ended September 30, 2012 other general and administrative expenses of $3,995 compared to $5,437 for the three months ended September 30, 2011. The decrease was due to the limited operations of the Company.

The net loss before provision for Income Taxes was ($31,055) for the three months ended September 30, 2012 compared to ($27,692) for the three ended September 30, 2011.  The decrease in net loss in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is mainly due to Company’s limited operations in 2012.

During the three months ended September 30, 2011 the Company recorded a benefit for income taxes of $13,642, which was mainly due to the March 2011 settlement agreement with Serenergy.

The comprehensive income/(loss) was $(31,055) for the three months ended September 30, 2012 compared to  $(24,814) for the three months ended September 30, 2011.

Results of Operations for the nine months ended September 30, 2012 compared to September 30, 2011

For the nine months ended September 30, 2012 and September 30, 2011, we had revenue of $0 and $0, respectively. The Company did not have any sales for the comparable periods.

For the nine months ended September 30, 2012, our operating expenses totaled $61,892 compared to $493,637 for the nine months ended September 30, 2011. The decrease was due to the Company’s limited activities during the nine months ended September 30, 2012 compared to the period ended September 30, 2011.  During the nine months ended September 30, 2012 the Company incurred consulting fees and services from a related party of $9,000 compared to $150,623 for the nine months ended September 30, 2011. The decrease was due to the expiration of the consulting services agreement with Jesper Toft during September 30, 2011.  During the nine months ended September 30, 2012 the professional fees of $24,817 compared to $263,663 for the nine months ended September 30, 2011. The decrease was mainly due to a decrease in the accounting, audit, consulting and legal expenses as there were limited operations of the Company.  During the nine months ended September 30, 2012 the board member fees of $20,921 compared to $38,948 for the nine months ended September 30, 2011. The decrease was due to the fact that the shares fully vested during the period. During the nine months ended September 30, 2012 other general and administrative expenses of $7,154 compared to $40,403 for the nine months ended September 30, 2011. The decrease was due to the limited operations of the Company.

The net loss before provision for Income Taxes was ($61,892) for the nine months ended September 30, 2012 compared to net income of $1,040,547 for the nine months ended September 30, 2011.  The decrease in net loss in the nine months ended September 30, 2012 compared to net income for the nine months ended September 30, 2011 was mainly due to gain on settlement agreement with Serenergy of $1,516,161 as well as debt forgiveness of $25,980 which was partially offset by a loss on foreign currency exchange of ($3,826), and interest expense of ($11,786).

During the nine months ended September 30, 2011 the Company recorded a  provision for income taxes of $69,660, which was mainly due to the March 2011 settlement agreement with Serenergy, versus net losses in 2012.

The comprehensive income/(loss) was $(60,120) for the nine  months ended September 30, 2012 compared to $960,123  for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Going concern

The accompanying condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses of $203,230 and net cash used in operating activities from inception of $687,147 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

As of September 30, 2012 and as of December 31, 2011, we had cash of $694 and $1,198, respectively. We are attempting to commence operations and produce revenues.  Management intends to raise further relevant funds for the pursuit of our planned activities. The Company does not have enough cash to continue operations for the next 12 months.

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

Operating Activities

Operating activities (used) or provided $(2,276), $113,326, and $(687,147), respectively of cash during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012.  We had a net income (loss) of ($61,892) $970,887 and ($203,230) during these periods, respectively. We had an increase in accounts receivable related party of none, none and $10,236, an increase in other assets of $465, none and none, respectively offset by an increase/(decrease) in accounts payable of $29,843, ($158,303), and $30,986, by a (decrease)  in accounts and accrued expenses payable related party of ($785), ($107,535), and $0 respectively, and an increase in deferred tax liability of $0, $69,660, and $0, during these periods respectively. In addition, we had none, none and $50,000 of series A convertible preferred stock issued for services – related party, $20,921, $19,842, and $98,700 of stock issued for consulting fees and services – related party and professional and board fees, in-kind contribution of interest for loans payable – related party of $0, $1,339, and $8,010, in-kind contribution of services  – related party of $9,000, $0 and $9,000, depreciation and amortization expense of $172, $507 and $2,458, and bad debt expense related party of $0, $0, and $10,236, during these periods respectively.  Previous filings have stated that stock certificates were issued and delivered to the shareholders.  However, stock certificates have not been issued. Rather, the stock issuances have only been registered in Book Entry. Finally, there was a gain on settlement of $0, $683,071, and $683,071 during these periods respectively.

Investing Activities

We provided (used) $0, $1,085,851, and $680,135, respectively, of cash in our investing activities during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September, 2012.  We used cash of $0, $0 and $402,780, respectively, of cash for our Serenergy equity investment during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012.  We were provided cash of $0 and $1,085,851, and $1,085,851, respectively, from the sale of Serenergy equity during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012. We used $0, $0 and $2,936, respectively, of cash for the purchase of property, plant and equipment  during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012.

Financing Activities

We had $0, $(897,161), and $5,934, respectively, of cash provided by (used in) our financing activities during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012.  We had $0, $0 and $575,400, respectively, of proceeds from sale of common stock and series B preferred stock, $0, $3,490 and $14,365, respectively, of proceeds of loans payable to related party, and $0, $0 and $200,000, respectively of proceeds from convertible notes payable during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012.  We had $0, $71,895, and $71,895 respectively, of repayment of notes payable to related party, and $0, $0 and $71,895, respectively, of proceeds from notes payable to related party, and $0, $0 and $45,525 of proceeds of notes payable, and $0, $45,525 and $45,525 of repayment of notes payable during the nine months ended September 30, 2012, September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012. There were also repayments of loan payable- related party of $0, $14,365, and $14,365 and repayments of convertible notes payable of $0, $200,000, and $200,000, respectively during the nine months ended September 30, 2012, nine months ended September 30, 2011 and for the period from April 18, 2008 (Inception) through September 30, 2012, respectively. Finally there was a purchase of treasury stock of $0, $569,446, and $569,466 during the nine months ended September 30, 2012, the nine months ended September 30, 2011 and for the period from April 18, 2010 (Inception) through September 30, 2012, respectively.

Critical Accounting Policies

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

Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. For the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company paid $0 and $0, respectively to develop its website.

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

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  We do not expect the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition..

Off-Balance sheet arrangements

At September 30, 2012, we had no off-balance sheet arrangements.

Inflation

We believe that inflation does not significantly impact our current operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls. Jesper Toft, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2012 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2012. Since these entity level programs have a pervasive effect across the organization, management has determined that these deficiencies constitute a material weakness due to (i) the lack of an independent director on our Board of Directors as a result of Mr. Lynch’s resignation from the Board on October 11, 2010 and (ii) the Company’s size, which prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

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

METHA ENERGY SOLUTIONS INC.

Dated: October 19, 2012	By:	/s/ JESPER TOFT
Jesper Toft Chairman of the Board Directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer