Form 10-K
period 2012-12-31
China Network Media, Inc.
filed 2013-04-12
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-152539

CHINA NETWORK MEDIA INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0251358
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

Room 205, Building A No. 1 Torch Road, High-Tech Zone Dalian, China	116023
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (411) 3973-1515

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012: $0.

As of March 26, 2013, there were approximately 60,145,232 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to the combined business of China Network Media Inc. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Closing Date” means October 29, 2012;
●	“Dalian Tianyi” refers to our variable interest entity Dalian Tianyi Culture Development Co., Ltd., a PRC limited company;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“HK Science& Technology” refers to our subsidiary Science & Technology World Website Hong Kong Media Holding Co., Ltd., a Hong Kong company;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“MGYS” refers to Metha Energy Solutions Inc., a Delaware corporation;
●	“PRC” and “China” refers to the People’s Republic of China, excluding, for the purpose of this prospectus, Taiwan and the special administrative regions of Hong Kong and Macau;
●	“PRC Operating Subsidiaries” and “PRC Operating Entities” refers to “Science & Technology (Dalian)” and “Dalian Tanyi”;
●	“Renminbi” and “RMB” refers to the legal currency of China;
●	“Science & Technology Media” refers to Science & Technology World Website Media Group Co., Ltd., a British Virgin Islands company;
●	“Science & Technology Holding” refers to Science & Technology World Website Media Holding Co., Ltd., a British Virgin Islands company;
●	“Science & Technology Trading” or “WFOE” refers to our indirect subsidiary of Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company;
●	“Science & Technology (Dalian)” refers to our variable interest entity Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company;
●	“SEC” refers to the Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“U.S. dollars,” “dollars,” “US$,” “$” and “USD” refers to the legal currency of the United States.

PART I

Item 1. Business.

Business Overview

We operate our business through our subsidiaries and variable interest entities in China. We operate a multi-languages portal website that serves to the technology industry and provides advertising opportunities to the companies through our diverse business network in China; we well-positioned our business in the science and technology field and currently operate our website through three different versions in Chinese, English and Japanese. Right now, we have 34 domestic channels including every province, city, autonomous region, cities with independent planning status, Hong Kong, Macau and Tai Wan. We also set up two online communicating platforms which are BBS and Blog, for our clients to freely share information on the website.

We mainly provide online platform to business entrepreneurs/corporations with a B2B marketplace that can help our customers:

•	establish their brand image through online magazine, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that tailor made based on what our customers need.
•	set up company online exhibition to introduce their products to the public, where they have our tailor-made corporate introduction and factory facilities online show room;
•	B2B product purchase platform for companies and end-users;
•	online job opportunity section for corporate clients; and
•	corporate blogs.

We also offer a range of business management software, internet infrastructure services and export-related services, and provide educational services to incubate enterprise management and e-commerce professionals.

Besides our various service models that we provide to enterprises customers, we also provide “home-oriented” online experience to our technicians, science and technology professionals, where they can easily find information related to their work, job opportunities within the technology industry, moreover, they can also meet friends, professionals through our website. BBS is part of our service that users can upload and download software and data, read news and bulletins, and exchange messages with other users either through email or in public message board.

We currently derive a substantial portion of our revenues from online advertising services. Our advertising solutions present corporate users with attractive opportunities to combine the visual impact and engagement of traditional television-like multimedia advertisements and online magazines with the interactivity and precise targeting capabilities of the Internet. We strive to promote a novel and unique advertising environment on our website to attract technology enterprises.

We were mainly focus on the technology development, and clients marketing in 2010 and 2011. During the past two years, we have positioned ourselves in a fast growing industry – Internet. Despite said above, we also work closely with traditional media channels, such as magazine, TV channels. So far, we have built a steady relationship with four major Chinese magazines: 315online, China Brand, China High-Tech zone and Dalian Machinery.

Moreover, we also work closely with WO 3G mobile TV, which is a new media channel through mobile that developed by Liaoning broadcast TV and China Unicom, which is the second largest mobile phone operator in China. With the new strategic cooperation with 3G, we will therefore, have a new platform for entrepreneurs, local government or any entities that have the needs to advertise their business and corporate cultures through a new channel.

We are a team combined with passionate employees and a perceiving management team, since the beginning of our business, our company has spent great effort on the website and market development in 2010 and 2011.

During the past two years, we have attracted clients from different industries: governments, academic institutions, OEM, Environmental technology firms, and other high-tech companies.

Our mission is to develop a worldwide online platform for science and technology companies. Our company believes the network can change the world, bring people, corporate from miles away into one online world to share, to work, to communicate.

Our Corporate History and Background

We were founded as Instructor, Inc.  , a development stage company, that was incorporated on April 18, 2008 under the laws of the State of Delaware.  Effective October 12, 2009, we changed our name to Metha Energy Solutions Inc.

On the Closing Date, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) Science & Technology Holding, (ii) Science & Technology Media, (iii) the shareholders of Science & Technology Holding (the “Science & Technology Shareholders”) and (iv) our former principal shareholder pursuant to which we acquired all of the outstanding capital stock of Science & Technology Media from Science & Technology Holding in exchange for the issuance of 50,000,000 shares of our common stock to the Science & Technology Shareholders (the “Share Exchange”).  The shares issued to the Science & Technology Shareholders in the Share Exchange constituted approximately 95% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange.  In connection with the closing, 10,000,000 shares of our common stock held by our former principal shareholder have been cancelled. As a result of the Share Exchange, Science & Technology Media became our wholly owned subsidiary and Wei Jiang and HuiAn Peng became our principal stockholders.

The transaction was regarded as a reverse merger whereby Science & Technology Media was considered to be the accounting acquirer as it retained control of the Company after the Share Exchange.

Science & Technology World Website Media Group Co., Ltd was organized under the laws of the British Virgin Islands on February 15, 2011 to serve as a holding company for our PRC operations. On September 16, 2011, Science & Technology Media established HK Science and Technology in Hong Kong to serve as an intermediate holding company.

On January 20, 2012, HK Science and Technology established WFOE in the PRC. On January 21, 2012, the WFOE respectively entered into a series of agreements with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders (the “Contractual Arrangements”). The relationship with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders are governed by the Contractual Arrangements. The Contractual Arrangements is comprised of a series of agreements, including Exclusive Technical Consulting Service Agreements and Operating Agreements, through which WFOE has the right to advise, consult, manage and operate Dalian Tianyi and Science & Technology (Dalian), and collect 85% of their respective net profits. The shareholders of Dalian Tianyi and Science & Technology (Dalian) have granted WFOE, under the Exclusive Equity Interest Purchase Agreement, the exclusive right and option to acquire all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian). Furthermore, the shareholders of Dalian Tianyi and Science & Technology (Dalian) is under the procedure of pledging all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian) to WFOE under the Exclusive Equity Interest Pledge Agreement, and through the Exclusive Equity Interest Pledge Agreement, WFOE can collect the remaining 15% of Dalian Tianyi and Science & Technology (Dalian)’s respective net profits.  According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology (Dalian), they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology (Dalian).

HK Science and Technology and WFOE are considered foreign investor and foreign invested enterprise respectively under PRC law. As a result, HK Science and Technology and WFOE are subject to limitations under PRC law on foreign ownership of Chinese companies. According to the Catalogue of Industries for Guiding Foreign Investment (2011 Revision) (the “Catalogue”), there are four kinds of industries which are encouraged, permitted, restricted and prohibited for foreign investment. The primary business of Dalian Tianyi and Science & Technology (Dalian) are within the category in which foreign investment is currently restricted. The Contractual Arrangements with Dalian Tianyi and Science & Technology (Dalian) allow the Company to substantially control Dalian Tianyi and Science & Technology (Dalian) through WFOE without any equity relationship.

According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology (Dalian), they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology (Dalian).

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”) and thus consolidates their results in its consolidated financial statements.

Science & Technology Holding is a corporation organized under the laws of British Virgin Islands on February 15, 2011. It was the sole shareholder of Science & Technology Media.

Our corporate structure is set forth below:

Corporate Information

Our principal executive offices are located at Room 205, Building A, No. 1, Torch Road, Hi-tech Zone, Dalian, China, 116023, the People’s Republic of China. Our telephone number at this address is +86 (411) 39731515.

Our Competitive Strengths

We believe that the following strengths contribute to our success and differentiate us from our competitors:

We are well positioned in a highly fragmented and competitive market. Our China-based website for technology allows us to utilize cost-competitive domestic labor and resources to manage costs, provides a close proximity to our customers to better understand and service their needs and allows us to have real time updates on prevailing market conditions in China.

We run our business with an attractive and various business models. We provide a broad range of services to entrepreneurs and corporations that include online exhibition, online magazine, online corporate multimedia advertisement, Executives interviews, institutional alliances and flexible membership package that is tailor made based on what our customers need.

We have development strong business relationship with local enterprises throughout China, and business professionals, we also work closely with main media press. We work closely with major scientifically magazines, local governments, major media channels, and high-tech enterprises throughout China from different industry. So far, we have built a steady relationship with four major Chinese magazines: 315online, China Brand, China High-Tech Zone and Dalian Machinery. We also work closely with WO (UMTS/3G network service brand by China Unicom) 3G mobile TV, which is a new mobile media that developed by Liaoning broadcast TV and China Unicom (China Unicom is the second largest mobile phone operator in the country).

We also undertake big events to spread out our brand name. And therefore, earn the opportunities with other major media companies and enterprises. For example, from June to November in year of 2012, we have worked on the events called “China Brand image spokesman competition” During the 21st century, Chinese brands are about to step into a new age. To set up a well-known brand, a company would need a high quality image spokesman to represent its product besides the high quality of its product. The aim of this contest is to select high quality image spokesman for emerging national brand, the advisory institutions for this contest include General Administration of Quality Supervision, Inspection and Quarantine of PRC, China Enterprise Confederation, China Enterprise Directors Association, China Radio and Television Association and China Council for the Promotion of Famous Brand Strategy. After local selection and final contest, a hundred brand image spokesmen will be chosen as winners of this contest. We have set up a team to deal with the work of contest design, operation, promotion and sponsorship. Local contest will be held by different local enterprises who have related qualifications and our authorization. The income of this event is mainly from the sponsorship of the final contest, endowment of co-organizers, sponsor from exclusive product enterprise, and 500,000 RMB from each enterprise who undertake the local contest.

We have an experienced management and operational teams with extensive market knowledge. Our management team and key operations and technical personnel have extensive management skills, relevant operational experience and industry knowledge. We have created and maintained a stable management team and have been able to retain our core management and key technical personnel since our inception. We believe that our management team’s experience, longstanding customer relationships and in depth knowledge of the Chinese market will enable us to continue our successful execution of expansion strategies and take advantage of market opportunities that may arise.

Multi-language website provides potential opportunities to attract clients from all over the world. We have currently operated our website through 3 languages: Chinese, English and Japanese. We believe with our multi-language portal website, more audience from the world will be able to learn, to communicate, and share information through our website.

Our Growth Strategy

Our mission is to become the primary source of technology information, knowledge, products platform for the Chinese population across any Internet-enabled device and moreover, we hope we can attract international technology professionals and enterprises through our multi-languages website. We intend to achieve our mission by expanding our content library and user base, enhancing our brand and improving our business model. More specifically, we plan to implement the following strategies:

•	Increase the breadth and depth of our online technology content library. We have more than 25 in-house editors to collect and translate the most updated news through the world. However, we believe the long-term strategy of having a global growth is by improving the strength and capability to collect prompt information in time, and therefore, turning ourselves into one of the Chinese top online news channel.

•	Further enhance our brand recognition. We have a limited history that have not yet built adequate exposure in our business, with that said, we will dedicate more effort on company brand management through a cost effective way, such as promoting our brand through our strategic cooperation partners, high-technology product representative agent, carrying out important social events with famous media channels and brands.

•	Expand and diversify our revenue sources. Our current revenue is mainly generated from online advertising for our customers through membership sales model. With the increase of our market share, brand recognition, and technology development, we will be able to work with most high-tech companies to develop a stable and active online trading platform , therefore, we will derive a new revenue stream from the trading platform (please refer to “our business and service” section for more information).

•	New stream to generate revenue through 3G Mobile TV. As the 2008 Olympic competition was rebroadcasted on mobile TV at the first time, the new media such as mobile TV created a new space for advertising business. This new opportunity is critical with the development of mobile, moreover, smart phone users.

The 12th Five-Year Plan issued by China’s Ministry of Industry and Information Technology (MIIT) established aggressive development targets for the China telecommunications industry from 2011 to 2015. During this time, China’s mobile communications user base will reach more than 1.1 billion with total Internet users climbing to 600 million, representing a 40% penetration rate (www.iresearchchina.com).

Therefore, as analyzed above, we have targeted this market as a new potential platform for our service to our clients, that will create a new location to advertise their business on a smart phone. We are working closely with WO 3G mobile TV, which is a new mobile media that developed by Liaoning broadcast TV and China Unicom, the second largest mobile phone operator in the country.

•	Expand our online network infrastructure and optimize our services. In order to improve website hits, we have revised our website from time to time to provide the most user-oriented set up for our web page to make it more in line with general practice for a website, but also exaggerate our advantages and diversity of the website.

•	Recruit additional qualified employees and enhance our research and development capabilities. In connection with the expansion of our business, we plan to continue recruiting more highly qualified individuals to conduct our operations of our website while maintaining the consistency and quality of the services that we deliver. We also plan to recruit more high profile personnel in our research and development department and invest in enhancing our research and development capabilities to be more competitive. Where appropriate, we will also endeavor to partner with domestic and international companies in order to expand our technological capabilities.

Our Services

We currently generate our revenue through our diverse advertisement package to our business clients. To be our customers, the companies need to have the three distinct criteria:

•	The member companies need to have its own technology created and have innovative project or have had significant success in the technology industry;
•	The member companies are reputable in their industry, and can influence the whole industry with their reputation;
•	The member companies have fine product quality and recognized brand in the industry.

We have classified our service package as follow (Service fee in RMB):

	Executive vice president	Vice president	Executive director	Director
Fee/ year	500,000	300,000	150,000	80,000
Service Item
Front page ad	3 years,20MM* 50mm	2 years,20MM* 50MM	2 years,20MM* 50MM	1 year,20MM* 50MM
Online exhibition display	3 years	2 years	2 years	1 year
Multi-language online profile	3 years	2 years	2 years	1 year
setup trading platform	3 years	2 years	2 years	1 year
Job recruiting	3 years	2 years	2 years	1 year
online magazine advertisement	3 years	2 years	1 year	1 year
annual conference, submit	at least once a year	at least once a year	at least once a year	Twice a year
Make special subject	Yes	Yes	Yes	Yes
Keyword for searching engine	1 year	1 year	1 year	6 months
design website	Yes	Yes	Yes	NO
referral business	first year	first year	first year	Yes
Discount on subsidiary for S&T	Yes	Yes	Yes	Yes
articles on traditional magazine	2 to 3	2	1( within 5000 words)	1(within 2500 words)

Detailed explanation for our service items:

Front page ad: front page advertisement for our membership companies on our website;

Online exhibition display: display our membership companies’ products and corporate profile on our website;

Multilanguage online profile: develop the membership company’s corporate profile with more than one language. They can choose to develop their corporate profile in English, Japanese or other languages;

Setup trading platform: help our membership company to setup an online trading section on our website under the online trading section;

Job recruiting: setup a corporate recruiting section on our website for our membership companies, to help them recruit new employees from our website resources;

Online magazine advertisement: we help our membership companies to design and display their own corporate magazine on our website;

Annual conference/submit: we organize conferences for more than one time in a year; the topic for each conference can vary. The membership companies will be invited to join the conference we organize;

Make special subject: our firm can compose an article based on a specific topic for our membership company that related to their corporate business, such as CEO interview; corporate interview;

Keyword for searching engine: we can set the name of our membership client’s firm as the keyword in the our search engine, so when any individual or corporate wants to search any information on our website, the keyword will show up immediately;

Design website: we provide website design service to our membership company;

Referral business: we introduce business for our membership company within our website;

Discount on subsidiary for S&T: if our membership company wants to be an alliance of Science and Technology (Dalian), we can give discount to them for being an alliance;

Articles on traditional magazine: we can write one or more articles related to our membership client to introduce their corporate culture, corporate information or the CEO stories;

Our innovative business model that differentiate us from other advertising companies:

Online Exhibition

The “Online-Expo” of the Company is a brand-new mode of product exhibition. We put our members product information on the internet through this window based on actual exhibition locations; it is a percept complement to the “International High-tech product exhibition of Dalian”. Each exhibiter has its own web page, and all information about the exhibiter and its products are available to internet users on the page. According to actual exhibition, we divide the “Internet Expo” into 14 sections, including software, electronics, internet, cartoon, manufacture, biology, medicine, communications, automobile, energy, environmental protection, aerospace, new material and agriculture.

We have set up an integral database for every single exhibiter on the “Internet Expo,” all the data such as exhibition information; daily turnover and the attention rate of the product are available on their respective web page.

Business Mode of Software and Information Service

The Company has established a team to deal with software R&D and outsource services; these groups realize our website’s daily technique upgrade and also support related R&D of “The Internet of things” industry. At the meanwhile the company is seeking for cooperation with other companies, we take on all kinds of software outsource services. These services shall add extra profit to our company.

Online Trading Platform

The Company has a self-contained online transaction platform for technology products. It caters for the needs of most of the internet users who are likely to make technology product deals on the internet. But, some of the new products cannot be shown on the internet because of its own characteristics. We also have a professional team to deal with the promotion of these kinds of product, and we will knit a distribution net all over the Chinese mainland and main cities overseas.

Our Company has a strict product selecting procedure. Before we introduce a product to customers, we will verify the qualification of the manufacturing enterprise and make a series test of the products’ function and performance. Furthermore, we work directly with enterprises to cut down the number of intermediate links, so as to enhance the price advantage of the products.

In the near future, we plan to work together with our clients on marketing their products, and derive a new channel to make profit of our business.

There are two main operating procedures that we will consider: one is exclusive distribution of technology product and the other one is equity participation program. When we adopt the first strategy, we will buy out all the distribution right of a product in a specific area from a company; on top of that we will put this product on our promotion network. Our revenue comes from the price difference of the product.

When it comes to the second procedure, we will select a product which is likely to have a vigorous momentum in the future. We will cooperate with the manufacturing enterprise through cash investment, technology investment or other cooperative mode. As stated, we will act as a shareholder of the company we invested in and participant the business operation of this enterprise. Our revenue comes from the profit distribution of the enterprise.

Our Customers

We started generate revenue in 2010. We target companies that:

a. need to have its own technology created and have innovative project or have had significant success in the technology industry;

b. are reputable in their industry, and can influence the whole industry with their reputation;

c. have fine product quality and recognized brand in the industry.

We have various customers that come from different industries, such as: logistics, energy, social society, healthcare, construction, machinery, clothing, food and retailing and so forth. Our revenue increased approximately 5 times in 2012, in comparison with 2011, attributed to our aggressive marketing strategy.

Sales and Marketing

Sales to customers in China account for all of our revenue. We target our sales efforts primarily in major leading companies in China; however, we tend to focus on the local companies in Dalian and Northeast China for the beginning of our business, and then start to get in touch with companies throughout all China. We have developed and strive to maintain a diversified sales network that allows us to effectively market products and services to our customers. Our sales and marketing team currently consists of 15 employees. At the meanwhile we engage some part-time workers who don’t need to been paid regular income to help us to expand our business market. Our executive management team is also actively involved in business development and in managing our key client relationships.

Research and Development

Because of the nature of our business, we are required to improve our technology ability in a high frequency in order to compete with other business competitors in the business.

Since the beginning of our operation in 2010, we have striven to work on our website by increase the input of our database, develop new channels and functions on our website, create new platform for job recruitment, trading through different industries, and design, edit, and publish online journals and carried out other activities to dramatically enlarge our service capability.

We have upgraded our website three times in the past a year and half, made great effort of each time:

End of 2010 to January 2011, we managed to setup and create the Science & Technology website; In 7 months later, we upgraded our website with the development of network construction and database; from the beginning of 2012, we have setup clear strategy and timeline on what we will develop and how we will upgrade our website in order to improve our existing services and further broaden our product offering. We will also recruit more highly qualified experts to enhance its capability.

Competition

Our business model is to provide our B2B platform to technology enterprises, and our revenue is generated from advertisement business through our membership payment model. We believe that we have the unique business model; however, we still acknowledge the competition from the advertising market in china. Our competitor includes companies that provide the same advertising portal website to B2B customers and also the portal website that provide services to individuals, the large internet companies such as : Sohu.com, Sina.com, Baidu.com and others. We also face competition from large online video advertisers such as.Youku.com, Tudou.com and 56.com and others.

Traditional media channel (magazine, newspapers, and radio), telecommunications, street showcase, billboard, frame and public transport advertising companies are also our competitors.

Factors and Trends Affecting our Business

The internet and internet-related markets in China continued to evolve rapidly during 2012. According to an annual report issued by the China Internet Network Information Center (“CNNIC”), the total number of internet users in China had reached 564 million by the end of December 2012, an increase of 50.9 million from the end of 2011. The number of mobile internet users in China had reached 420 million by the end of December 2012, with a growth rate of 18.1% from 2011. Mobile internet is becoming the top channel for Internet users to access websites in China. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams.

However, China’s economy has been experiencing decelerating growth recently, with the result that many large advertisers were cautious regarding their spending on advertising in the face of this economy uncertainty. At the same time, we have been facing fierce competition arising from existing and new internet companies, which have been seizing advertising market share. We have noted that this macro-economic environment and increased competition has had some impact on our brand advertising business.

Due to above various factors, however, it is difficult for us at this point to predict growth trends for our brand advertising business through the end of 2013.

We continue to be pleased with, and optimistic regarding, its growth and potential profitable opportunity. Our performance in the first half reflects the resilience of the online media industry in China despite the weakening global macroeconomic environment and economic slowdown in China. It also reflects the ongoing strength of our online content and the successful expansion into other fast-growing segments of the industry.

We believe, as discussed above, that there are significant opportunities to explore new revenue streams related to the online internet advertising market, in that regard, we will need to catch up with our peer competitors with respect to penetration of new online functions and features.

Intellectual Property

We have recognized the material impact on how to protect our intellectual property.

Trademarks

We are registering the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration(Application) No.	Trademark	Applicant	Item Category	Application Date
1	10494489 and 10494470		Science & Technology (Dalian)	35* 42*	February 16, 2012
2	10494453 and 10494499	TWWTN	Science &Technology (Dalian)	35* 42*	February 16, 2012

*35: Product/service category:

1. Advertising; 2 advertising agency; 3 Advertising space for rent;4 Online advertising on the data communication network; 5 advertising planning; 6 advertising design; 7 advertising publication; 8 Rental for advertising time on communication media; 9 direct email advertising;10 provide models for advertising or promotion purpose

*42: Product/service category:

1. Computer software design; 2 transfer data and document into electronic media;3 help the others to create or maintain website; 4 packaging design; 5 Exterior design for industrial product;6 Fashion design; 7 artwork appraisal; 8.Written graphic arts design; 9 Computer programming; 10 Managing computer stations.

Domain Names

Dalian Tianyi owns five domain names, including www.twwtn.com, www.twwtn.cn, www.twwtn.net, www.twwtn.com.cn and www.twwtn.org.

Governmental Approval and Regulation

Patent

In accordance with the PRC Patent Law, the State Intellectual Property Office is responsible for administering patents in the PRC. The patent administration departments of provincial, autonomous region or municipal governments are responsible for administering patents within their respective jurisdictions.

The Chinese patent system adopts a "first to file" principle, which means that, where more than one person files a patent application for the same invention, a patent will be granted to the person who filed the application first. To be patentable, invention or utility models must meet three conditions: novelty, inventiveness and practical applicability. A patent is valid for 20 years in the case of an invention and 10 years in the case of utility models and designs. A third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement upon patent rights.

Trademarks

Registered trademarks in the PRC are protected by the Trademark Law of the PRC which came into effect in 1982 and was revised in 1993 and 2001 and the Regulations for the Implementation of Trademark Law of PRC which came into effect in 2002. A trademark can be registered in the PRC with the Trademark Office under the State Administration for Industry and Commerce, or the SAIC. The protection period for a registered trademark in the PRC is ten years starting from the date of registration and may be renewed if an application for renewal is filed within six months prior to expiration.

Copyright

Copyright in the PRC is protected by the Copyright Law of the PRC which was promulgated in 1990 and revised in 2001 and February 2010 and the Regulation for the Implementation of the Copyright Law of the PRC which came into effect in September 2002. Under the revised Copyright Law, copyright protections have been extended to information network and products transmitted on information network. Copyrights are reserved by the author, unless specified otherwise by the laws. According to Article 16 of the Copyright Law, if a work constitutes “work for hire”, the employer, instead of the employee, is considered the legal author of the work and will enjoy the copyrights of such “work for hire” other than rights of authorship. “Works for hire” include, (1) drawings of engineering designs and product designs, maps, computer software and other works for hire, which are created mainly with the materials and technical resources of the legal entity or organization with responsibilities being assumed by such legal entity or organization; (2) those works the copyrights of which are, in accordance with the laws or administrative regulations or under contractual arrangements, enjoyed by a legal entity or organization. The actual creator may enjoy the rights of authorship of such “work for hire.”

A copyright owner may transfer its copyrights to others or permit others to use its copyrighted works. Use of copyrighted works of others generally requires a licensing contract with the copyright owner. The protection period for copyrights in the PRC varies, with 50 years as the minimum. The protection period for a “work for hire” where a legal entity or organization owns the copyright (except for the right of authorship) is 50 years, expiring on December 31 of the fiftieth year after the first publication of such work.

Employees

As of December 31 2012, we had a total of 73 employees. We have paid the social insurance coverage for our full time employees for certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees, which are carried out under PRC law. The following table shows the number of our employees by function.

Function	Number Of Employees
Management	7
Technicians and Engineers	13
Editorials	28
Sales and Marketing	15
Accounting	2
Administration	8
Total	73

We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to make monthly contributions to the plan for each employee at the rate of 20% of his or her average assessable salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently operate in the following facility under a lease agreement. The aggregate monthly payment under these leases is RMB 43,828 (approximately $6,929), as set forth on the table below:

Facility	Address	Lessor	Space (Square Meters)	Monthly Rent	Lease Period
Dalian (headquarters)	Room 205, Building A, No. 1, Torch Road, Hi-tech Zone, Dalian, China	Dalian Hi-Tech Enterprises Service Center	1,440.92	$6,929	May 1, 2012 to April 30, 2013

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “CNNM.” There is a limited trading market for our common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share. As of March 26, 2013, there were 172 stockholders of record holding an aggregate of 60,145,232 shares of common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 21, 2012, the Company granted equity awards of total shares of 3,680,422 to 73 employees, for the services rendered. The shares were issued on December 21, 2012.  The total fair value of these shares at the date of grant was estimated to be $14,785.

On January 16, 2013 and January 17, 2013, the Company granted equity awards of 5,950 shares and 3,838,830 shares to 2 employees and 37 part-time consultants, respectively, for the services rendered or will render. The total fair value of these shares at the date of grant was estimated to be $15,445, which will be amortized in the services periods agreed with the consultants.

The shares above were offered and sold also in reliance upon exemptions from registration pursuant to Regulation S promulgated by the SEC under the Securities Act (“Regulation S”). The Company made the determination  based upon the factors that such shareholders were not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, that such shareholders were acquiring our securities, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2012, and December 31, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

China Network Media Inc. is an emerging online media, search, community and mobile service group. We operate a multi-languages portal website that serves to the technology industry and provides advertising opportunities to the companies through our diverse business network in China. The Company currently operates its website through different versions in China.

As our main target, we provide online platform to business entrepreneurs and corporations with a B2B marketplace that can help our customers:

•	Set their brand image through online magazine, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that tailor made based on what our customers need.

•	Set up customer’s online exhibition to introduce their products to the public, where they have our tailor-made corporate introduction and factory facilities online show room;

•	B2B product purchase platform for companies and end-users;

•	Online job opportunity section for corporate clients;

•	Corporate blogs;

We currently derive a substantial portion of our revenues from online advertising services. Our advertising solutions present corporate users with attractive opportunities to combine the visual impact and engagement of traditional television-like multimedia advertisements and online magazines with the interactivity and precise targeting capabilities of the Internet. We strive to promote a novel and unique advertising environment on our website to attract technology enterprises.

Science& Technology Media was organized under the laws of the British Virgin Islands on February 15, 2011 to serve as a holding company for our PRC operations.

On September 16, 2011, Science& Technology Media established HK Science and Technology in Hong Kong to serve as an intermediate holding company.

On January 20, 2012, HK Science and Technology established Science& Technology Trading in the PRC. Its purposes are, among others, a platform for online B2B service.

On January 21, 2012, the “WFOE” (“Science & Technology Trading”) respectively entered into a series of agreements with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders (“Contractual Arrangements”). The relationship with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders are governed by the Contractual Arrangements. The Contractual Arrangements is comprised of a series of agreements, including Exclusive Technical Consulting Service Agreements and Operating Agreements, through which Science & Technology Trading has the right to advise, consult, manage and operate Dalian Tianyi and Science & Technology (Dalian), and collect 85% of their respective net profits. The shareholders of Dalian Tianyi and Science & Technology (Dalian) have granted Science & Technology Trading, under the Exclusive Equity Interest Purchase Agreement, the exclusive right and option to acquire all of their equity interests respectively in Dalian Tianyi and Science &Technology (Dalian). Furthermore, the shareholders of Dalian Tianyi and Science & Technology (Dalian) are under the procedure of pledging all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian) to Science & Technology Trading under the Exclusive Equity Interest Pledge Agreement, and through the Exclusive Equity Interest Pledge Agreement, Science & Technology Trading can collect the remaining 15% of Dalian Tianyi and Science & Technology (Dalian)’s respective net profits.

HK Science and Technology and WFOE are considered foreign investor and foreign invested enterprise respectively under PRC law. As a result, HK Science and Technology and WFOE are subject to limitations under PRC law on foreign ownership of Chinese companies. According to the Catalogue of Industries for Guiding Foreign Investment (2011 Revision) (the “Catalogue”), there are four kinds of industries which are encouraged, permitted, restricted and prohibited for foreign investment. The primary business of Dalian Tianyi and Science & Technology (Dalian) are within the category in which foreign investment is currently restricted. The Contractual Arrangements with Dalian Tianyi and Science & Technology (Dalian) allow the Company to substantially control Dalian Tianyi and Science & Technology (Dalian) through WFOE without any equity relationship.

According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology (Dalian), they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology (Dalian).

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, the Company is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”) and thus consolidates their results in its consolidated financial statements from January 21, 2012 on.

Science & Technology World Website Media Holding Co., Ltd (“Science & Technology Holding”) is a corporation organized under the laws of British Virgin Islands on February 15, 2011. It was the sole shareholder of Science & Technology Media.

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media, Inc (“China Network Media”) (iii) China Network Media, Inc and (iv) the shareholders of Science &Technology Holding.

The acquisition is being accounted for as a “reverse merger,” and Science & Technology Media is deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the acquisition will be those of Science &Technology Media and its wholly owned subsidiaries and VIEs, and will be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition will include the assets, liabilities and operation of China Network Media, Science & Technology Media and its wholly owned subsidiaries and VIEs from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media’ principal shareholder, has cancelled its 10,000,000 shares of the common stock that it owned in China Network Media and issued 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major of shareholder of Science & Technology Holding as the Chief Executive Officer.

China Network Media’ directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Science & Technology Media also approved the Exchange Agreement and the transactions contemplated thereby.

Prior to the Exchange Agreement, China Network Media operated in the energy solution industry in New York City. China Network Media was formed as a corporation pursuant to the laws of the State of Delaware on April 18, 2008.

As a result of the Exchange Agreement, China Network Media acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.  Specifically, as a result of the Exchange Agreement on October 29, 2012:

•

China Network Media acquired and now owns 100% of the issued and outstanding shares of capital stock of Science &Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science &Technology (Dalian) and their telecommunications business;

•	China Network Media issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media shareholders; and
•	Science & Technology Media were issued common stock of China Network Media constituting approximately 95.02% of the fully diluted outstanding shares.

As a result of China Network Media’ reverse acquisition of Science & Technology Media, China Network Media has assumed the business and operations of Science & Technology Media with its principal activities engaged in the internet service business in the city of Dalian, Liaoning Province of the People’s Republic of China.

On December 3, 2012, China Network Media Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from “Metha Energy Solutions Inc.” to “China Network Media Inc.”.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the consolidation, revenue recognition, income taxes and uncertain tax positions, computation of net loss per share, determination of net accounts receivable, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and VIEs. Upon consolidation, all balances and transactions between the Company and its subsidiaries and VIEs have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. The recognition of revenue involves certain management judgments. The amount and timing of our revenues could be materially different for any period if management made different judgments or utilized different estimates.

Online Membership Revenue

Online membership revenue includes revenue from members for brand advertising services as well as others services.

The Company has the arrangements with nonrefundable up-front fees model (“the Model”) to recognize revenue for the online membership business. We apply the Model, where a contract is signed to establish a fixed price for our services to be provided for a period of time as a membership enrollment, for a majority of our online membership revenue. Revenue is recognized ratably over the membership periods on a straight line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the members. The members can choose various on line services from the membership contracts based on their yearly membership.

For online membership revenue recognition, we recognize revenue when all revenue recognition criteria are met.

Others Revenues

Other revenues are primarily generated from online advertisement planning services which introduce our customer’s profile, product, and awareness promotion for their executive officers to build a better brand name for non-member companies. We follows the guidance of the Securities and Exchange Commission’s FASB Accounting Standards Codification No. 605 for revenue recognition for others revenues. The Company recognize others revenue when they are realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the services are rendered and collectability is reasonably assured.

Income Taxes and Uncertain Tax Positions

Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Our estimated liability for unrecognized tax benefits, may be affected by changing interpretations of laws, rulings by tax authorities, changes and/or developments with respect to tax audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. The Company has elected to classify interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the combined statements of operations. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2012 and December 31, 2011, management has determined that no allowance for doubtful accounts is required.

Property and equipment

Property and equipment mainly comprise computer equipment, hardware and office furniture. Property and equipment are recorded at cost less accumulated depreciation with no residual value.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office and other equipment	5 years
Computers	3 years

Depreciation expense is included in Selling and marketing expenses and general and administrative expenses.

When office equipment and electronic devices are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon.  Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The reporting currency of the Company is United States dollars (“U.S. dollars” or “$”), and the functional currency of HK Science & Technology is Hong Kong dollars (“HK dollar”).  The functional currency of the Company’s PRC subsidiary and VIEs is the Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates. The reporting currency of these consolidated financial statements is the United States dollar.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net loss of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average
12/31/2012	6.3161	6.3198
12/31/2011	6.3647	6.4735
12/31/2010	6.6118	6.7788

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $34,712 and $26,375 as of December 31, 2012 and 2011, respectively.

Results of Operations for the Years Ended December 31, 2012 and 2011

The following table shows key components of the results of operations during the years ended December 31, 2012 and 2011:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2012	2011
Revenue
- Third parties	$357,170	$123,336
- Related parties	26,372	6,363
	383,542	129,699
Cost of revenue
- Third parties	314,934	308,145
- Related parties	23,254	15,898
	338,188	324,043
Gross profit (loss)	45,354	(194,344)

Operating expenses:
Research and development expenses	78,140	56,807
Selling and marketing expenses	105,468	159,750
General and administrative expenses	978,034	379,590
Total operating expenses	1,161,642	596,147
Loss from Operations	(1,116,288)	(790,491)

Other income	61,640	258

Loss from operations before income taxes	(1,054,648)	(790,233)
Provision for income taxes	-	-
Net loss	(1,054,648)	(790,233)

Other comprehensive loss
Foreign currency translation adjustment	$(8,337)	$(18,924)
Comprehensive loss	$(1,062,985)	$(809,157)

Revenue

Total revenues were $383,542 for the year ended December 31, 2012, compared to $129,699 for the corresponding periods in 2011. The increase in total revenues from the year ended December 31, 2011 to the year ended December 31, 2012 was $253,843. The increases were mainly attributable to increases in online members to 30 with average contract price of $51,344 from 11 with average contract price of $25,205.

Costs and Expenses

Cost of revenue

Total cost of revenues was $338,188 for the year ended December 31, 2012, compared to $324,043 for the corresponding period in 2011. The increase in cost of revenues from the year ended December 31, 2011 to the year ended December 31, 2012 was $14,145. The main factors were that the labor cost increased $53,681 and the sales tax increased $15,842. At the same time, cooperation fee decreased $79,494 and other cost increased $24,116. The cooperation fee was mainly entered into in year 2011, which ceased in 2012 and caused the fluctuations between two periods.

Operating Expenses

Total operating expenses were $1,161,642 for the year ended December 31, 2012, compared to $596,147 for the corresponding period in 2011. The increase in operating expenses from the year ended December 31, 2011 to the year ended December 31, 2012 was $565,495. The increase was mainly attributable to a $465,157 increase in professional fees for the reverse merge in year 2012.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses incurred for costs associated with new research in new products and services, development and enhancement of existing products and services, and enhancement of our websites, which mainly include the development costs of online advertisement and maintenance costs after the website is available for marketing.

Research and development expenses were $78,140 for the year ended December 31, 2012, compared to $56,807 for the corresponding periods in 2011.The increase in research and development expenses from the year ended December 31, 2011 to the year ended December 31, 2012 was $21,333. The increase mainly was driven by increase in salary and benefits expenses, which was mainly attributable to increased headcount from 9 to 13 employees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $105,468 for the year ended December 31, 2012, compared to $159,750 for the corresponding period in 2011.The decrease in sales and marketing expenses from the year ended December 31, 2011 to the year ended December 31, 2012 was $54,282. The decrease mainly was driven by decrease in travel expenses by $48,515 and decrease in miscellaneous expense by $5,767. The Company put more effort on the sizable customers’ exploration and focused on those located in the northeast district of China, which led to less marketing expenses incurred in 2012.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $978,034 for the year ended December 31, 2012, compared to $379,590 for the corresponding periods in 2011. The increase in general and administrative expenses from the year ended December 31, 2011 to the year ended December 31, 2012 was $598,444. The increases were mainly from a $14,785 for stocks issued to employees, a $25,290 increase in salary and benefits expenses, a $465,157 increase in professional fees for the reverse merge, a $31,067 increase in social insurance expenses and a $62,145 in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $1,116,288 for the year end December 31, 2012, compared to loss of $790,491 for the corresponding periods in 2011.

Other Income

Other income was $61,640 for the year ended December 31, 2012, compared to other income of $258 for the corresponding periods in 2011. The increases were mainly due to increase on government subsidies.

Income Tax Expense

Income tax expense was $nil for the year ended December 31, 2012, compared to $nil for the year ended December 31, 2011. The Company has not generated any net income and has no income tax expenses.

Net Loss

For the year ended December 31, 2012, we had net loss of $1,054,648, compared to the net loss of $790,233, for the year ended December 31, 2011.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited recurring revenue and has generated accumulated deficit of $2,172,992 and $1,118,344 as of December 31, 2012 and 2011 and losses of $1,054,648 and $790,233 for the years then ended, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of the year ended December 31, 2012, we had cash and cash equivalents of approximately $685,467. As of December 31, 2011, we had cash and cash equivalents of approximately $250,107. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	December 31,	December 31,
	2012	2011
Net cash provided by (used in) operating activities	$536,043	$(652,492)
Net cash used in investing activities	(15,333)	(49,982)
Net cash (used in) provided by financing activities	(87,109)	941,507
Effect of exchange rate change on cash and cash equivalents	1,759	4,347
Net increase in cash and cash equivalents	435,360	243,380
Cash and cash equivalents at beginning of year	250,107	6,727
Cash and cash equivalents at end of year	$685,467	$250,107

Net Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2012, $536,043 net cash provided by operating activities was primarily attributable to adjusted by non-cash items of depreciation and amortization of $35,833 and issuance of stocks to employees of $14,785, and accounts receivable decreased by $22,152, prepaid expenses decreased by $101,250 due to decreased advanced payment for advertising strategic cooperation fee, deferred revenue increased by $773,133, accrued expenses and other current liabilities increased by $1,174,254 and offset by our net loss of $1,054,648, taxes receivable increased by $230,075, and advanced from customers decreased by $300,641. As such, the net cash provided by operating activities increased higher than net loss.

For the year ended December 31, 2011, $652,492 net cash used in operating activities was primarily attributable to our net loss of $790,233, adjusted by non-cash items of depreciation and amortization of $27,528, advanced from customers increased by $286,552, deferred revenue increased by $223,604 and accrued expenses increased by $15,003, offset by accounts receivable increased by $21,627 due to slower collection, deferred tax assets increased by $221, prepaid expenses increased by $364,577 due to the payment for telecommunication platform services, and taxes receivable increased by $28,521. As such, the net cash used by operating activities did not increase as much as net loss.

Net Cash Used in Investing Activities

For the year ended December 31, 2012, net cash used in investing activities of $15,333 was primarily the result of the loans from related parties for $31,386 and purchase of office equipment for $46,719.

For the year ended December 31, 2011, net cash used in investing activities of $49,982 was primarily the result of the loans to related parties for $29,868 and purchase of office equipment for $20,114.

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2012, net cash used in financing activities of $87,109 was primarily attributable to contribution from a shareholder of $82,197 and cash paid to a related party of $169,306.

For the year ended December 31, 2011, net cash provided by financing activities of $941,507 was primarily the results of the due to related parties.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2012 and 2011, we had lease agreements for the principal offices with commitment amount of $13,198 and $13,097, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

In July 2012, the FASB issued revised guidance on “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact on our combined financial statements of adopting this guidance.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

PAGE

CHINA NETWORK MEDIA, INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6~F-22

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

China Network Media, Inc

We have audited the accompanying consolidated balance sheets of China Network Media, Inc and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the China Network Media, Inc and its subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a shareholders’ deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum Bernstein & Pinchuk LLP

New York, New York

April 12, 2013

China Network Media, Inc

Consolidated Balance Sheets

(U.S. Dollars)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$685,467	$250,107
Accounts receivable	-	21,996
Due from a related party	-	31,164
Prepaid taxes	260,174	29,431
Deferred tax assets	-	305
Prepaid expenses and other current assets	287,102	385,445
Total current assets	1,232,743	718,448
Property and equipment, net	78,888	67,477
Total assets	$1,311,631	$785,925

Liabilities and shareholders’ deficit
Current Liabilities
Advance from customers	$-	$298,522
Deferred revenue	748,210	102,253
Due to related parties	80,429	1,147,557
Accrued expenses and other current liabilities	1,219,654	44,362
Total current liabilities	2,048,293	1,592,694
Deferred revenue, non current	271,352	141,841
Total liabilities	$2,319,645	$1,734,535

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 56,300,452 and 50,000,000 shares issued and outstanding as of December 31, 2012 and, 2011, respectively)	56,300	50,000
Additional paid in capital	1,143,390	146,109
Accumulated deficit	(2,172,992)	(1,118,344)
Accumulated other comprehensive loss	(34,712)	(26,375)
Total shareholders' deficit	(1,008,014)	(948,610)
Total liabilities and shareholders' deficit	$1,311,631	$785,925

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

Consolidated Statements of Operations and Comprehensive Loss

(U.S. Dollars, except shares)

	For the Year Ended December 31,
	2012	2011
Revenue
- Third parties	$357,170	$123,336
- Related parties	26,372	6,363
	383,542	129,699
Cost of revenue
- Third parties	314,934	308,145
- Related parties	23,254	15,898
	338,188	324,043

Gross profit (loss)	45,354	(194,344)

Operating expenses:
Research and development expenses	78,140	56,807
Selling and marketing expenses	105,468	159,750
General and administrative expenses	978,034	379,590
Total operating expenses	1,161,642	596,147
Loss from Operations	(1,116,288)	(790,491)

Other income	61,640	258

Loss from operations before income taxes	(1,054,648)	(790,233)
Provision for income taxes	-	-
Net loss	(1,054,648)	(790,233)

Other comprehensive loss
Foreign currency translation adjustment	(8,337)	(18,924)
Comprehensive loss	$(1,062,985)	$(809,157)

Basic and diluted loss per share	(0.02)	(0.02)

Weighted-average number of shares outstanding -Basic and diluted	56,300,452	50,000,000

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

Consolidated Statement of Changes in Shareholders' Deficit

For the Years Ended December 31, 2012 and 2011

(U.S. Dollars)

				Accumulated
	Common	Common	Additional	Other Com-		Total
	Stock	Stock	Paid in	prehensive		Shareholders'
	Outstanding	Amount	Capital	Loss	Deficit	Deficit
Balances at January 1, 2011	50,000,000	$50,000	$146,109	$(7,451)	$(328,111)	$(139,453)
Foreign currency translation adjustment	-	-	-	(18,924)	-	(18,924)
Net loss	-	-	-	-	(790,233)	(790,233)
Balances at December 31, 2011	50,000,000	50,000	146,109	(26,375)	(1,118,344)	(948,610)

Reverse merger impact	2,620,030	2,620	(2,620)	-	-	-
Issuance of shares to employees	3,680,422	3,680	11,105	-	-	14,785
Contribution from a shareholder			988,796	-	-	988,796
Foreign currency translation adjustment	-	-	-	(8,337)	-	(8,337)
Net loss	-	-	-	-	(1,054,648)	(1,054,648)
Balances at December 31, 2012	56,300,452	$56,300	$1,143,390	$(34,712)	$(2,172,992)	$(1,008,014)

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

(U.S. Dollars)

	For the Year Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,054,648)	$(790,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	35,833	27,528
Deferred income taxes	-	(221)
Issuance of shares to employees	14,785	-
Changes in operating assets and liabilities:
Accounts receivable	22,152	(21,627)
Prepaid expenses and other current assets	101,250	(364,577)
Advance from customers	(300,641)	286,552
Deferred revenue	773,133	223,604
Prepaid taxes	(230,075)	(28,521)
Accrued expenses and other current liabilities	1,174,254	15,003
Net cash provided by (used in) operating activities	536,043	(652,492)

Cash Flows From Investing Activities
Cash received from a related party	31,386	-
Cash paid to a related party	-	(29,868)
Purchases of property and equipment	(46,719)	(20,114)
Net cash used in investing activities	(15,333)	(49,982)

Cash Flows From Financing Activities
Contribution from a shareholder	82,197	-
Cash paid to a related party	(169,306)	-
Cash received from a related party	-	941,507
Net cash (used in) provided by financing activities	(87,109)	941,507
Effect of exchange rate fluctuation on cash and cash equivalents	1,759	4,347

Net increase in cash and cash equivalents	435,360	243,380
Cash and cash equivalents, beginning of year	250,107	6,727
Cash and cash equivalents, end of year	$685,467	$250,107

Supplemental disclosure information:
Income taxes paid	$158,361	$221
Interest paid	$-	$-

Supplemental disclosure of noncash financing activities:
Capital contributed by shareholders	$906,549	$-

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

(Formerly Known As Metha Energy Solutions Inc.)

Notes to Consolidated Financial Statements

(U.S Dollars unless otherwise noted)

NOTE 1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

China Network Media, Inc. (formerly known as Metha Energy Solutions Inc.) was incorporated on April 18, 2008 under the laws of the State of Delaware.

Science & Technology World Website Media Holding Co., Ltd. (“Science & Technology Holding”) was organized under the laws of the British Virgin Island on February 15, 2011.

Science & Technology World Website Media Group Co., Ltd. (“Science & Technology Media”) was organized under the laws of the British Virgin Island on February 15, 2011 to serve as a holding company for the People's Republic of China (the "PRC") operations. On September 16, 2011, Science & Technology Media established Science & Technology World Website Hong Kong Media Holding Co., Ltd. (“HK Science & Technology”) in Hong Kong to serve as an intermediate holding company.

On January 20, 2012, HK Science and Technology established Science& Technology World Website Trade (Dalian) Co., Ltd (the “WFOE” or “Science & Technology Trading”) in the PRC. Its purposes are, among others, a platform for online B2B service.

HK Science and Technology and the WFOE are considered foreign investor and foreign invested enterprise respectively under PRC law. As a result, HK Science & Technology and the WFOE are subject to limitations under PRC law on foreign ownership of Chinese companies. According to the Catalogue of Industries for Guiding Foreign Investment (2011 Revision) (the “Catalogue”), there are four kinds of industries which are encouraged, permitted, restricted and prohibited for foreign investment. The primary business of Dalian Tianyi Culture Development Co., Ltd (“Dalian Tianyi”) and Science & Technology World Network (Dalian) Co., Ltd (“Science & Technology (Dalian)”) are within the category in which foreign investment is currently restricted.

On January 21, 2012, the WFOE respectively entered into a series of agreements with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders (“Contractual Arrangements”). The relationship with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders are governed by the Contractual Arrangements. The Contractual Arrangements is comprised of a series of agreements, including Exclusive Technical Consulting Service Agreements and Operating Agreements, through which WFOE has the right to advise, consult, manage and operate Dalian Tianyi and Science & Technology (Dalian), and collect 85% of their respective net profits. The shareholders of Dalian Tianyi and Science & Technology (Dalian) have granted WFOE, under the Exclusive Equity Interest Purchase Agreement, the exclusive right and option to acquire all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian). Furthermore, the shareholders of Dalian Tianyi and Science & Technology (Dalian) is under the procedure of pledging all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian) to WFOE under the Exclusive Equity Interest Pledge Agreement, and through the Exclusive Equity Interest Pledge Agreement, WFOE can collect the remaining 15% of Dalian Tianyi and Science & Technology (Dalian)’s respective net profits.

According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology (Dalian), they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology (Dalian).

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”)

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media, Inc., (iii) China Network Media, Inc., (iv) the shareholders of Science & Technology Holding and (v) Science & Technology Group.

The acquisition is being accounted for as a “reverse merger,” and Science & Technology Media is deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the acquisition will be those of Science &Technology Media and its wholly owned subsidiaries and VIEs, and will be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition will include the assets, liabilities and operation of China Network Media, Inc, Science & Technology Media and its wholly owned subsidiaries and VIEs from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media, Inc’ principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media, Inc and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media, Inc, in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media, Inc resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media, Inc appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. Science & Technology Media were issued common stock of China Network Media, Inc constituting approximately 95.02% of the fully diluted outstanding shares. After the RTO, 52,620,030 common stock were outstanding.

China Network Media, Inc’ directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Science & Technology Media also approved the Exchange Agreement and the transactions contemplated thereby.

As a result of the Exchange Agreement, China Network Media, Inc acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.

China Network Media, Inc., its wholly-owned subsidiaries and VIEs are collectively referred as “the Company”, “we”, “us”, “our” for the purposes of these notes.

We operate a multi-languages portal website that serves to the technology industry and provide advertising opportunities to the companies through our diverse business network in China. The Company currently operates its website through different versions in China.

As our main target, we provide online platform to business entrepreneurs and corporations with a B2B marketplace that can help our customers:

•	Set their brand image through online magazine, online corporate multimedia advertisement, Executives interviews, institutional alliances and flexible membership package that tailor made based on what our customers need;
•	Set up customer’s online exhibition to introduce their products to the public, where they have our tailor-made corporate introduction with 3D product description and factory facilities online show room ;
•	B2B product purchase platform for companies and end-users;
•	Online job opportunity section for corporate clients; and
•	Corporate blogs;

We currently derive a substantial portion of our revenues from online advertising membership services. Our advertising membership solutions present corporate users with attractive opportunities to combine the visual impact and engagement of traditional television-like multimedia advertisements and online magazines with the interactivity and precise targeting capabilities of the Internet. We strive to promote a novel and unique advertising environment on our website to attract technology enterprises.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $2,172,992 and $1,118,344 as of December 31, 2012 and 2011 and losses of $1,054,648 and $790,233 for the years then ended, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.	VARIABLE INTEREST ENTITIES

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

The significant terms of the VIE Agreements are summarized below:

Exclusive Technical Consulting Service Agreement: During the term of this Agreement, Science & Technology Trading shall provide the following technical consulting services to Dalian Tianyi and Science & Technology (Dalian) in accordance with this Agreement: (i) Provision of advanced management skills to offer a framework for the construction of a new management platform; (ii) Provision of technology information and materials related to Dalian Tianyi and Science & Technology (Dalian)’s business development and operation. The content of the technology information and documents may be enhanced or diminished during the performance of this Agreement and upon mutual agreement to address each Party’s requirements; and (iii) Training of technical and managerial personnel for Dalian Tianyi and Science & Technology (Dalian) and provision of required training documents. Science & Technology Trading will send technologists and managerial personnel to Dalian Tianyi and Science & Technology (Dalian) to provide related technology and training services as necessary. Dalian Tianyi and Science & Technology (Dalian) hereby agrees to accept the technical consulting services provided by Science & Technology Trading. Dalian Tianyi and Science & Technology (Dalian) further agrees that, during the term of this Agreement, it shall not accept technical consulting and services from any other party without the prior written consent of Science & Technology Trading. Science & Technology Trading shall be the sole and exclusive owner of all right, title and interests to any and all intellectual property rights arising from the performance of this Agreement, including but not limited to, copyrights, patent, know-how and commercial secrets, whether such intellectual property is developed by Science & Technology Trading or Dalian Tianyi and Science & Technology (Dalian).

Exclusive Equity Interest Purchase Agreement: Under the Exclusive Option Agreements entered into by and among Science & Technology Trading, each of the PRC Shareholders irrevocably granted to Science & Technology Trading the exclusive right to purchase or designate one or more persons to purchase all or any portion of the Equity Interest from the PRC Shareholders subject to compliance with legal restrictions under applicable PRC laws. The PRC Shareholders shall not sell or transfer all or any portion of the Equity Interest to any party other than Science & Technology Trading and/or the Specified Person.

Equity Interest Pledge Agreement: Under the Equity Pledge Agreements entered into by and among Science& Technology Trading, the PRC Operating Entities and each of the PRC Shareholders, the PRC Shareholders pledged all of their equity interests in the PRC Operating Entities as security to ensure that Science& Technology Trading collects the Consulting Fee under the Service Agreement. The Pledge shall be effective as of the date that the Pledge is recorded in the register of shareholders of Dalian Tianyi and Science & Technology (Dalian) and shall remain effective so long as this Agreement remains in effect. During the Term of the Pledge, Science& Technology Trading shall be entitled to foreclose on the Pledge in accordance with this Agreement in the event that Dalian Tianyi and Science & Technology (Dalian) fail to pay the Consulting Fees in accordance with the Service Agreement. Science& Technology Trading shall be entitled to exercise, dispose of or assign the Pledge in accordance with this Agreement.

Powers of Attorney: The PRC Shareholders have each executed an irrevocable power of attorney to appoint Science& Technology Trading as their sole representative with full authority to perform and exercise any and all shareholder’s rights associated with the Equity Interest, including but not limited to, the right to attend shareholders’ meetings, the right to execute shareholders’ resolutions, the right to sell, assign, transfer or pledge any or all of the Equity Interest and the right to vote the Equity Interest for all matters, including but not limited to, the appointment of legal representatives, board members, executive directors, inspectors, chief managers and other senior management officers and the submission of all the Company’s related documentations to the competent authorities. The term of each power of attorney is valid so long as such shareholder is a shareholder of the respective PRC Operating Entity.

As a result of these VIE Agreements, the Company through its wholly-owned subsidiary, Science& Technology Trading, was granted with unconstrained decision making rights and power over key strategic and operational functions that would significantly impact the PRC Operating Entities or the VIEs’ economic performance, which includes, but is not limited to, the development and execution of the overall business strategy; important and material decision making; decision making for merger and acquisition targets and execution of merger and acquisition plans; business partnership strategy development and execution; government liaison; operation management and review; and human resources recruitment and compensation and incentive strategy development and execution. Science& Technology Trading also provides comprehensive services to the VIEs for their daily operations, such as operational technical support, OA technical support, accounting support, general administration support and technical support for products and services. As a result of the Exclusive Business Cooperation Agreements, the Equity Pledge Agreements and the Exclusive Option Agreements, the Company will bear all of the VIEs’ operating costs in exchange for 100% of the net income of the VIEs. Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with our PRC Operating Entities and their shareholders.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contracts.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected.

None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of variable interest entities. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

A.	Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.	The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of December 31, 2012, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31:

	December 31,	December 31,
	2012	2011
Total assets	$1,311,631	$785,925

Total liabilities	$2,319,645	$1,734,535

	Year Ended December 31,
	2012	2011
Revenues	$383,542	$129,699

Net loss	$1,054,648	$790,233

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

NOTE 4.	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

b.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and VIEs. Upon consolidation, all balances and transactions between the Company and its subsidiaries and VIEs have been eliminated.

c.	Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets.

d.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in PRC and all highly-liquid investments with original maturities of three months or less at the time of purchase. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposits with that particular bank or other financial institutions.

e.	Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2012 and December 31, 2011, management has determined that no allowance for doubtful accounts is required.

f.	Property and equipment

Property and equipment mainly comprise computer equipment, hardware and office furniture. Property and equipment are recorded at cost less accumulated depreciation with no residual value.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office and other equipment	5 years
Computers	3 years

Depreciation expense is included in Selling and marketing expenses and general and administrative expenses.

When office equipment and electronic devices are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon.  Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

g.	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the years ended December 31, 2012 and 2011, respectively.

h.	Revenue recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. The recognition of revenue involves certain management judgments. The amount and timing of our revenues could be materially different for any period if management made different judgments or utilized different estimates.

Online Membership Revenue

Online membership revenue includes revenue from members for brand advertising services as well as others services.

The Company has the arrangements with nonrefundable up-front fees model (“the Model”) to recognize revenue for the online membership business. We apply the Model, where a contract is signed to establish a fixed price for our services to be provided for a period of time as a membership enrollment, for a majority of our online membership revenue. Revenue is recognized ratably over the membership periods on a straight line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the members. The members can choose various on line services from the membership contracts based on their yearly membership.

For online membership revenue recognition, we recognize revenue when all revenue recognition criteria are met.

Others Revenues

Other revenues are primarily generated from online advertisement planning services which introduce our customer’s profile, product, and awareness promotion for their executive officers to build a better brand name for non-member companies. We follows the guidance of the Securities and Exchange Commission’s FASB Accounting Standards Codification No. 605 for revenue recognition for others revenues. The Company recognize others revenue when they are realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the services are rendered and collectability is reasonably assured.

i.	Income taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Our estimated liability for unrecognized tax benefits, may be affected by changing interpretations of laws, rulings by tax authorities, changes and/or developments with respect to tax audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are recorded in our financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur. The Company has elected to classify interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the combined statements of operations. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

j.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

k.	Loss per common share

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding warrants. However, potential common shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

l.	Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The reporting currency of the Company is United States dollars (“U.S. dollars” or “$”), and the functional currency of HK Science & Technology is Hong Kong dollars (“HK dollar”).  The functional currency of the Company’s PRC subsidiary and VIEs is the Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates. The reporting currency of these consolidated financial statements is the United States dollar.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net loss of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average
12/31/2012	6.3161	6.3198
12/31/2011	6.3647	6.4735
12/31/2010	6.6118	6.7788

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $34,712 and $26,375 as of December 31, 2012 and 2011, respectively.

m.	Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were not transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2012 and 2011.

As of December 31, 2012, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including accounts receivables, other current assets, and accrued expenses and other current liabilities, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

n.	Share-Based Compensation

Pursuant to ASC Topic 718, Compensation - Stock Compensation, the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to employees for past services, which are fully expensed by the grant date.

o.	Recently adopted accounting pronouncements

In July 2012, the FASB issued revised guidance on “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact on our combined financial statements of adopting this guidance.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivables The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration

During the year ended December 31, 2012 and 2011, the Company had concentration of sales to one and three customers accounting for 25% and 43%, respectively. For the year ended December 31, 2012, one customer accounted for 25% of the Company’s sales. For the year ended December 31, 2011, three customers accounted for 20%, 12% and 11% of the Company’s sales, respectively.

For the year ended December 31, 2012, one supplier accounted for 28% of the Company’s purchase. For the year ended December 31, 2011, one supplier accounted for 48% of the Company’s purchase.

NOTE 6.           PREPAID EXPENSESAND OTHER CURRENT ASSETS

At December 31, 2012 and 2011, prepayment and other current assets consist of:

	December 31,
	2012	2011

Prepaid rental, phone and to other vendors	$10,682	$12,536
Prepayment to advertisement and internet resources providers	232,682	330,730
Other current assets	43,738	42,179
	$287,102	$385,445

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 7.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	December 31,
	2012	2011
Office and other equipment	$93,958	$58,385
Computers	62,784	50,772
Property and equipment, cost	156,742	109,157
Less: accumulated depreciation	(77,854)	(41,680)
Property and equipment, net	$78,888	$67,477

Depreciation expense for the years ended December 31, 2012 and 2011 were $35,833 and $27,528, respectively.

NOTE 8.           RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, the Company had a balance due to Mr. Jiang Wei, the majority shareholder and Chairman, of nil and $1,067,742, respectively, for advances made to fund operations. This payable of $988,796 was waived and recognized as additional paid in capital in 2012.

At December 31, 2012 and 2011, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by Chairman, of $80,429 and $79,815, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 9.           ADVANCED FROM CUSTOMERS AND DEFERRED REVENUE

Advanced from customers represents customer payments for membership contracts but memberships have not started. Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of December 31, 2012 and 2011, deferred revenue consisted of the following:

	December 31,
	2012	2011

Deferred revenue, current	$748,210	$102,253
Deferred revenue, non-current	271,352	141,841
Total	$1,019,562	$244,094

NOTE 10.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2012	2011
Payables to third parties	$1,176,359	$-
Payroll Payable	32,405	21,186
Other payables	10,890	23,176
Total	$1,219,654	$44,362

Payables to third parties represented payments made by third parties on behalf of some customers.

NOTE 11.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2012 and 2011.

The Company has deferred taxes as the Company has prepaid enterprise income tax caused by the timing difference between accounting basis and tax basis and the Company has tax losses in both years ended December 31, 2012 and 2011.

The effective tax rate for the Company for the years ended December 31, 2012 and 2011 was 25%.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	December 31,
	2012	2011
US federal rate	35%	35%
Taxable losses	1,054,648	790,233
Computed expected income tax benefit	369,127	276,582
Reconciliation items:
Rate differential for domestic earnings	(105,465)	(79,023)
(Non-deductible expenses)/non-taxable income	(3,141)	65
Temporary difference on revenue recognition	-	305
Changes in valuation allowance	(260,521)	(197,623)
Net deferred tax assets	$-	$305

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of December 31, 2012, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets of approximately $260,521 and $197,623 as of December 31, 2012 and December 31, 2011 which consisted of tax loss carry-forwards of $1,042,084 and $790,491, respectively as of December 31, 2012 and 2011, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of December 31, 2012 and 2011. The deferred tax assets arising from net operating losses will expire from 2016 if not utilized.

B)	Business Tax and relevant surcharge

Revenue of our membership and advertising planning services are subject to 5% business tax and 0.6% total surcharge of the gross service income. Business tax charged was included in cost of sales.

The Company pays the business tax and income tax when the contracts payments are received from customers and estimates the income tax as the full received amounts had been recognized as revenue. The prepaid business tax and income tax are deductable in the following years.

At December 31, 2012 and 2011 taxes receivable consists of:

	December 31,
	2012	2011

Business tax and surcharges receivable	$101,412	$29,431
Income tax receivable	158,762	-
Prepaid taxes	$260,174	$29,431

NOTE 12.        SHAREHOLDERS’ DEFICIT AND STATUTORY RESERVES

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media, Inc (iii) China Network Media, Inc and (iv) the shareholders of Science &Technology Holding.

As a result of the Exchange Agreement, China Network Media, Inc acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.   Specifically, as a result of the Exchange Agreement on October 29, 2012:

☐	China Network Media, Inc acquired and now owns 100% of the issued and outstanding shares of capital stock of Science &Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science &Technology (Dalian) and their telecommunications business;

☐	China Network Media, Inc issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media shareholders; and

☐	Science & Technology Media were issued common stock of China Network Media, Inc constituting approximately 95.02% of the fully diluted outstanding shares.

As stipulated by the laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. The Company can use the statutory surplus reserve to offset deficits, expand its plant or increase capital when and only when the reserve balance exceeds 50% of the registered capital, and the amount capitalized should be limited to 50% of the statutory surplus reserve. The Company is not yet subject to the requirement to appropriate statutory reserves as they have not produced a profit to date.

NOTE 13. SHARES GRANTED AND ISSUED TO EMPLOYEES

On December 21, 2012, the Company granted total of 3,680,422 shares of the Company’s common stock, par value $0.001 per share to 73 employees. Shares were issued to 73 employees on December 21, 2012 for the services they rendered without specific payment required.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•            Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•            Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•            Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Based on the guidance and background noted above, no quoted price for those shares as the Company's shares still not active on OTCBB. The Company decided to use Level 2 to measure the fair value of the shares.

The fair value of the shares granted was $0.004 per share calculated through the application of an income approach technique known as Discounted Cash Flow (“DCF”) method to devolve the future value of the operation into a present market value. This method eliminates the discrepancy in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the operation.

Major assumptions used for measuring the fair value as follow:

•	It is assumed that there will be no material change in the existing political, legal, technological, fiscal or economic condition which may adversely affect the business of the Company;
•	The Company will adhere to the terms that bond with the contracts and agreements;
•	The Company’s competitive advantages and disadvantages will not change significantly during the period.

NOTE 14. SUBSEQUENT EVENTS

On January 16, 2013 and January 17, 2013, the Company determined to grant equity awards of 5,950 shares and 3,838,830 shares to 2 employees and 37 part-time consultants, respectively, for the services rendered or will render. The total fair value of these shares at the date of grant was estimated to be $15,445, which will be amortized in the services periods agreed with the consultants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective on or about October 29, 2012, the Company terminated the services of its principal independent auditor, Webb & Company, P.A. (the “Former Accountant”).

The Former Accountant’s principal accountant’s report on the Company’s financial statements for its fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the Company’s financial statements for fiscal years ended December 31, 2011 and 2010 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

The change in auditor was recommended, approved and ratified by the Company's Board of Directors.

Since the Company’s inception on April 18, 2008, through its most recent fiscal year ended December 31, 2011, and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company is not aware of any reportable events (as defined in Item 304(a)(iv) or (v) of Regulation S-K) that have occurred during the two most recent fiscal years and the interim periods preceding the dismissal of the Former Accountant.

The Company has engaged the firm of Marcum Bernstein & Pinchuk LLP (the “New Accountant”), as its new principle independent accountant effective November 2, 2012, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that the Company considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Item 304(a)(iv) or (v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, more training offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2012.

Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, more training offered to our staff in the accounting department and improvements in areas identified below, our internal controls were not effective as of December 31, 2012.

Lack of US GAAP expertise - Despite substantial efforts to improve the Company’s controls and procedures, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, are inadequate and were inadequately supervised.

Our management has identified the following steps to address the above deficiency:

(1) We will hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

(2) We will employ, as needed, outside professionals to provide key accounting personnel ongoing technical trainings to ensure their proper understanding of newly announced accounting standards.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On March 27, 2013, Mr. HuiAn Peng was appointed as our interim chief financial officer. The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position	Date of Appointment
Wei Jiang	53	Chairman	October 29, 2012
HuiAn Peng	57	Chief Executive Officer and Director	October 29, 2012
		Interim Chief Financial Officer	March 27, 2013
Jie Liang	32	Secretary and Director	October 29, 2012

Wei Jiang, chairman of the board of directors, served as the president of XieheSi Decoration Company of Dalian from 1995 to 2000. From 2000 to November 2009, Mr Jiang served as the head of the academy of Pulan building design institution. Mr. Jiang has over 20 year’s management experience; he is currently in charge of the management and public relationship in the company.

HuiAn Peng, chief executive officer, interim chief financial officer and director, has published over 40 articles on journals, reporting articles, and enterprise operation management works. He has also published hundreds of news articles in the provincial level and central governmental level journals. He has over 20 years of management experience in the media industry. He was serving as the company managing director at Dalian Northeast cultural development corporation from 2002 to 2010. In 2010, he became a member of board of directors and vice president for Dalian Tianyi, and the beginning of 2011, he was appointed as the chief executive officer of Science & Technology World Network (Dalian) Co., Ltd.

Jie Liang, corporate secretary and director, has over 7 years working experience in financial related and business administration work. Before she joined our company, she was the security business representative for Acctrue, a public listed company that listed in China Gem board. She started her career in 2004 as an editor manager for commodities information channel at Shihua International Financial Information Co., Ltd, a wholly owned subsidiary by Sino-i Technology Ltd. ( HK stock: 0250).

Corporate Governance

The business and affairs of the Company are managed under the direction of the Board of Directors (the “Board”). Messrs. Jiang, Peng and Liang are the current members of the Board.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

We do not have an audit, nominating or compensation committee. We intend, however, to establish an audit committee and a compensation committee of our Board in the future following the Share Exchange. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2012 and 2011.These executive officers are referred to as the “named executive officers” throughout this Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wei Jiang (1)	2012	$10,459	0	2,000	0	0	0	0	$12,459
Chairman	2011	$10,195	0	0	0	0	0	0	$10,195

HuiAn Peng	2012	$9,889	0	0	0	0	0	0	$9,889
CEO, Interim CFO and director	2011	$9,639	0	0	0	0	0	0	$9,639

Jie Liang (2)	2012	$9,508	0	4,720	0	0	0	0	$14,228
Secretary and Director	2011	$3,862	0	0	0	0	0	0	$3,862

(1)	Including 500,000 shares as equity award received on December 21, 2012, valued at $0.004 per share.

(2)	Including 1,180,000 shares as equity award received on December 21, 2012, valued at $0.004 per share.

Outstanding Equity Awards at Fiscal Year-End Table

On December 21, 2012, the Company granted equity awards of total shares of 3,680,422 to 73 employees, for the services rendered. The shares were issued on December 21, 2012.  The total fair value of these shares at the date of grant was estimated to be $14,785.

Employment Agreements

The Company engages Jie Liang as Corporate Secretary under the laws of PRC. Other officers and directors have no employment agreements with the Company.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the date hereof for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of the date hereof.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Science & Technology Website (Dalian) Media Co., Ltd., Room 205, Building A, No. 1 Torch Road, High-Tech Zone, Dalian, China 116023.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
	Executive Officers and Directors
Common Stock	Wei Jiang Chairman	30,000,000	49.88%
Common Stock	HuiAn Peng Chief Executive Officer and Director	19,000,000	31.59%
Common Stock	Jie Liang Secretary and Director	1,180,000	1.96%
Common Stock	All directors and executive officers as a group (3 persons)	50,180,000	83.43%

	Other 5% Shareholders:
	None

(1)	Based on 60,145,232 shares of common stock issued and outstanding as of March 26, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Pursuant to the Share Exchange Agreement, on the Closing Date, we issued 50,000,000 shares of our common stock to the Science & Technology Shareholders. Immediately after the Closing, Zhongmin He, Dan He, Yang He, Guifen Gao, Lijuan Wang transferred a total of 15,000,000 shares to Mr. Wei Jiang and Mr. HuiAn Peng. Accordingly, Wei Jiang and HuiAn Peng, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally. As a result, Wei Jiang and HuiAn Peng became our principal stockholders. Messrs. Wei Jiang and HuiAn Peng were also appointed as the members of our Board of Directors.

●	On the Closing Date, we entered into the Cancellation Agreement with Jesper Toft pursuant to which we assigned and transferred certain assets and liabilities under certain agreements to Toft ApS in exchange for the cancellation of 10,000,000 shares of our common stock.

●	At December 31, 2012 and 2011, the Company had a balance due to Mr. Jiang Wei, the majority shareholder and Chairman, of nil and $1,067,742, respectively, for advances made to fund operations. This payable of $988,796 was waived and recognized as additional paid in capital in 2012.

●	At December 31, 2012 and 2011, the Company had a balance due to Xie He Si Decoration Co., Ltd., a related company owned by Chairman, of $80,429 and $79,815, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our ordinary shares; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $65,000 and $22,488, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $70,000 and nil, respectively for audit related fees from Marcum Bernstein & Pinchuk LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit Number		Description
2.1	(3)	Share Exchange Agreement, dated October, 2012, by and among Metha Energy Solutions Inc., its principal shareholder, Science & Technology Holding, Science & Technology Media and the shareholders of Science & Technology Holding.
3.1	(1)	Articles of Incorporation.
3.2	(2)	Certificate of Amendment to Articles of Incorporation.
3.3	(4)	Certificate of Amendment to Articles of Incorporation.
3.4	(1)	Bylaws.
10.1	(3)	Cancellation Agreement, dated October 29, 2012, by and among Metha Energy Solutions Inc. and its principal shareholder.
10.2	(3)	Exclusive Technical Consulting Service Agreement with Science & Technology (Dalian), dated January 21, 2012
10.3	(3)	Exclusive Technical Consulting Service Agreement with Dalian Tianyi, dated January 21, 2012
10.4	(3)	Operating Agreement with Science & Technology (Dalian), dated January 21, 2012
10.5	(3)	Operating Agreement with Dalian Tianyi, dated January 21, 2012
10.6	(5)	Form of Exclusive Equity Interest Purchase Agreement with Science & Technology (Dalian), dated January 21, 2012
10.7	(5)	Form of Exclusive Equity Interest Purchase Agreement with Dalian Tianyi, dated January 21, 2012
10.8	(5)	Form of Equity Interest Pledge Agreement with Science & Technology (Dalian), dated January 21, 2012
10.9	(5)	Form of Equity Interest Pledge Agreement with Dalian Tianyi, dated January 21, 2012
10.10	(5)	Form of Power of Attorney as shareholder of Science & Technology (Dalian), dated January 21, 2012
10.11	(5)	Form of Power of Attorney as shareholder of Dalian Tianyi, dated January 21, 2012
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Schema
101.CAL	†	XBRL Taxonomy Calculation Linkbase
101.DEF	†	XBRL Taxonomy Definition Linkbase
101.LAB	†	XBRL Taxonomy Label Linkbase
101.PRE	†	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

† Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2008.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2009.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2012.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NETWORK MEDIA INC.

Dated: April 12, 2013	By:	/s/ HuiAn Peng
HuiAn Peng President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wei Jiang	Chairman	April 12, 2013
Wei Jiang

/s/HuiAn Peng	Chief Executive Officer, Interim Chief Financial Officer and Director	April 12, 2013
HuiAn Peng	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/Jie Liang	Secretary and Director	April 12, 2013
Jie Liang

