Form 10-Q
period 2013-03-31
China Network Media, Inc.
filed 2013-05-15
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-152539

CHINA NETWORK MEDIA INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0251358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 205, Building A No. 1 Torch Road, High-Tech Zone Dalian, China	116023
(Address of principal executive offices)	(Zip Code)

+86 (411) 3973-1515

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 1, 2013, there were 60,145,232 shares of common stock, $0.001 par value issued and outstanding.

CHINA NETWORK MEDIA INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2013

2

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

3

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

4

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

CHINA NETWORK MEDIA, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4~F-20

5

China Network Media, Inc

Consolidated Balance Sheets

(U.S. Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$331,656	$685,467
Accounts receivable	1,990	-
Prepaid taxes	365,395	260,174
Prepaid expenses and other current assets	237,240	287,102
Total current assets	936,281	1,232,743
Property and equipment, net	72,571	78,888
Total assets	$1,008,852	$1,311,631

Liabilities and shareholders’ deficit
Current Liabilities
Advances from customers	$28,655	$-
Deferred revenue	632,382	748,210
Due to a related party	80,872	80,429
Accrued expenses and other current liabilities	1,224,575	1,219,654
Total current liabilities	1,966,484	2,048,293
Deferred revenue, non current	188,403	271,352
Total liabilities	$2,154,887	$2,319,645

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 60,145,232 and 56,300,452 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	60,145	56,300
Additional paid in capital	1,154,990	1,143,390
Accumulated deficit	(2,320,832)	(2,172,992)
Accumulated other comprehensive loss	(40,338)	(34,712)
Total shareholders' deficit	(1,146,035)	(1,008,014)
Total liabilities and shareholders' deficit	$1,008,852	$1,311,631

See accompanying notes to the consolidated financial statements.

* None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media, Inc

Consolidated Statements of Operations and Comprehensive Loss

(U.S. Dollars, except shares)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$199,599	$41,268
- Related parties	6,629	6,363
	206,228	47,631
Cost of revenue
- Third parties	119,289	47,226
- Related parties	3,962	7,282
	123,251	54,508

Gross profit (loss)	82,977	(6,877)

Operating expenses:
Research and development expenses	24,681	13,616
Selling and marketing expenses	18,906	39,268
General and administrative expenses	196,374	118,679
Total operating expenses	239,961	171,563
Loss from Operations	(156,984)	(178,440)

Other income	9,144	15,357

Loss from operations before income taxes	(147,840)	(163,083)
Provision for income taxes	-	-
Net loss	(147,840)	(163,083)

Other comprehensive loss
Foreign currency translation adjustment	(5,626)	(18,522)
Comprehensive loss	$(153,466)	$(181,605)

Basic and diluted loss per share	$(0.002)	$(0.003)

Weighted-average number of shares outstanding -Basic and diluted	60,145,232	50,000,000

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(147,840)	$(163,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,273	7,456
Deferred income taxes	-	306
Issuance of shares to 2 employees and 37 part-time consultants	15,445	-
Changes in operating assets and liabilities:
Accounts receivable	(1,989)	20,833
Prepaid expenses and other current assets	51,404	12,559
Advance from customers	28,636	-
Deferred revenue	(204,240)	(41,566)
Prepaid taxes	(103,723)	(40,219)
Accrued expenses and other current liabilities	(1,774)	15,096
Net cash used in operating activities	(352,808)	(188,618)

Cash Flows From Investing Activities
Cash received from a related party	-	15,562
Purchases of property and equipment	(4,528)	-
Net cash (used in) provided by investing activities	(4,528)	15,562

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-
Effect of exchange rate fluctuation on cash and cash equivalents	3,525	1,707

Net decrease in cash and cash equivalents	(353,811)	(171,349)
Cash and cash equivalents, beginning of period	685,467	250,107
Cash and cash equivalents, end of period	$331,656	$78,758

Supplemental disclosure information:
Income taxes paid	$93,178	$13,899

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

(Formerly Known As Metha Energy Solutions Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

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

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”)

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media, Inc., (iii) China Network Media, Inc., (iv) the shareholders of Science & Technology Holding and (v) Science & Technology Media.

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

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media, Inc’ principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media, Inc and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media, Inc, in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media, Inc resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media, Inc appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media, Inc constituting approximately 95.02% of the fully diluted outstanding shares. After the RTO, 52,620,030 common stock were outstanding.

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

On March 19, 2013, the Company submitted dissolution application for Science & Technology Holding which was approved on April 2, 2013.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $2,320,832 and $2,172,992 as of March 31, 2013 and December 31, 2012 and losses of $147,840 and $163,083 for the three months ended March 31, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the three months ended March 31, 2013 and 2012, respectively:

	March 31, 2013	December 31, 2012
	(Unaudited)

Total assets	$1,008,852	$1,311,631

Total liabilities	$2,154,887	$2,319,645

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$206,228	$47,631

Net loss	$147,840	$163,083

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

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2013 and for the three month period ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of March 31, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

Depreciation expense is allocated among Research and development expenses, Selling and marketing expenses and General and administrative expenses.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended March 31, 2013 and 2012, respectively.

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

j.	Loss per common share

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

k.	Foreign currency transactions and translations

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average
03/31/2013	6.2816	6.2858
03/31/2012	6.3247	6.3201
12/31/2012	6.3161	6.3198

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

In the statement of operations and comprehensive loss and resulted in the accumulated other comprehensive balance of $(40,338) at March 31, 2013 and $(34,712) at December 31, 2012. The accumulated other comprehensive loss balance is included as a component of shareholder’s deficit.

l.	Fair Value Measurements

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

There were not transfers between level 1, level 2 or level 3 measurements for the periods ended March 31, 2013 and 2012.

As of March 31, 2013, the Company used Level 2 to measure the fair value of the shares as no quoted price for those shares for the Company's shares were still not active on OTCBB.

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

m.	Share-Based Compensation

Pursuant to ASC Topic 718, Compensation - Stock Compensation, the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to employees for past services, which are fully expensed by the grant date.

n.	Recently adopted accounting pronouncements

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In addition, the Company had a net loss during current period so dilutive securities would decrease negative EPS and have an anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings (loss) per share	$(147,840)	$(163,083)

Weighted average shares used in basic and diluted computation	60,145,232	50,000,000
Earnings (loss) per share:
Basic and diluted	$(0.002)	$(0.003)

NOTE 6.          CONCENTRATION OF RISK

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

Concentration

During the three months ended March 31, 2013 and 2012, the Company had concentration of sales to four and two customers accounting for 65% and 47%, respectively. For the three months ended March 31, 2013, four customers accounted for 23%, 14%, 14% and 14% of the Company’s sales, respectively. For the three months ended March 31, 2012, two customers accounted for 38% and 9% of the Company’s sales, respectively.

For the three months ended March 31, 2013, one supplier accounted for 32% of the Company’s purchases. For the three months ended March 31, 2012, one supplier accounted for 29% of the Company’s purchases.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2013 and December 31, 2012, prepayment and other current assets consist of:

	March 31, 2013	December 31, 2012
	(Unaudited)

Prepaid rental, phone and to other vendors	$10,741	$10,682
Prepayment to advertisement and internet resources providers	192,311	232,682
Other current assets	34,188	43,738
	$237,240	$287,102

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Office and other equipment	$99,005	$93,958
Computers	63,129	62,784
Property and equipment, cost	162,134	156,742
Less: accumulated depreciation	(89,563)	(77,854)
Property and equipment, net	$72,571	$78,888

Depreciation expense for the three months ended March 31, 2013 and 2012 were $11,273 and $7,456, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At March 31, 2013 and December 31, 2012, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $80,872 and $80,429, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 10.           ADVANCES FROM CUSTOMERS AND DEFERRED REVENUE

Advances from customers represent customer payments for membership contracts but memberships have not started. Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of March 31, 2013 and December 31, 2012, advances from customers and deferred revenue consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Advances from customers	$28,655	$-
Deferred revenue, current	632,382	748,210
Deferred revenue, non-current	188,403	271,352
Total	$849,440	$1,019,562

NOTE 11.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Customer deposit	$1,182,820	$1,176,359
Payroll payable	30,919	32,405
Other payable	10,836	10,890
Total	$1,224,575	$1,219,654

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2013 and 2012.

The Company has deferred taxes as the Company has prepaid enterprise income tax caused by the temporary difference between accounting basis and tax basis and the Company has tax losses in both three months ended March 31, 2013 and 2012.

The effective tax rate for the Company for the three months ended March 31, 2013 and 2012 was 25%.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
US federal rate	35%	35%
Taxable losses	147,840	163,083
Computed expected income tax benefit	51,744	57,079
Reconciliation items:
Rate differential for domestic earnings	(14,784)	(16,308)
(Non-deductible expenses)/non-taxable income	(1,271)	(1,625)
Valuation allowance on deferred tax assets	(35,689)	(39,146)
Effective income tax expense	$-	$-

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of March 31, 2013, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of March 31, 2013 and December 31, 2012. The deferred tax assets arising from net operating losses will expire from 2016 if not utilized.

B)	Business Tax and relevant surcharge

Revenue of our membership and advertising planning services are subject to 5% business tax and 0.6% total surcharge of the gross service income. Business tax charged was included in cost of sales.

The Company pays the business tax when the contracts payments are received from customers and estimates the income tax as the full received amounts had been recognized as revenue. The prepaid business tax and income tax are deductable in the following years.

At March 31, 2013 and December 31, 2012, prepaid taxes consist of:

	March 31, 2013	December 31, 2012
	(Unaudited)

Business tax and surcharges receivable	$112,521	$101,412
Income tax receivable	252,874	158,762
Prepaid taxes	$365,395	$260,174

NOTE 13.        SHAREHOLDERS’ DEFICIT AND STATUTORY RESERVES

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

NOTE 14. SHARES GRANTED AND ISSUED TO EMPLOYEES

On January 16, 2013 and January 17, 2013, the Company determined to grant equity awards of 5,950 shares and 3,838,830 shares to 2 employees and 37 part-time consultants, respectively, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $15,445.

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

NOTE 15. SUBSEQUENT EVENTS

There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended March 31, 2013 and 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

China Network Media Inc. is an emerging online media, search, community and mobile service group. We operate a multi-lingual portal website that serves the technology industry and provides advertising opportunities to companies through our diverse business network in China. The Company currently operates its website through different versions in China.

As our main target, we provide an online platform to business entrepreneurs and corporations with a B2B marketplace that can help our customers:

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

Science & Technology Media was organized under the laws of the British Virgin Islands on February 15, 2011 to serve as a holding company for our PRC operations.

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

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media Inc (“China Network Media”) (iii) China Network Media Inc and (iv) the shareholders of Science & Technology Holding.

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

China Network Media’s directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Science & Technology Media also approved the Exchange Agreement and the transactions contemplated thereby.

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

As a result of the Exchange Agreement, China Network Media acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.  Specifically, as a result of the Exchange Agreement on October 29, 2012:

•	China Network Media acquired and now owns 100% of the issued and outstanding shares of capital stock of Science &Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science &Technology (Dalian) and their telecommunications business;

•	China Network Media issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media shareholders; and

•	The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media constituting approximately 95.02% of the fully diluted outstanding shares.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of March 31, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average
03/31/2013	6.2816	6.2858
03/31/2012	6.3247	6.3201
12/31/2012	6.3161	6.3198

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $40,338 and $34,712 as of March 31, 2013 and December 31, 2012, respectively.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table shows key components of the results of operations during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$199,599	$41,268
- Related parties	6,629	6,363
	206,228	47,631
Cost of revenue
- Third parties	119,289	47,226
- Related parties	3,962	7,282
	123,251	54,508
Gross profit (loss)
	82,977	(6,877)
Operating expenses:
Research and development expenses	24,681	13,616
Selling and marketing expenses	18,906	39,268
General and administrative expenses	196,374	118,679
Total operating expenses	239,961	171,563
Loss from Operations	(156,984)	(178,440)

Other income	9,144	15,357

Loss from operations before income taxes	(147,840)	(163,083)
Provision for income taxes	-	-
Net loss	(147,840)	(163,083)

Other comprehensive loss
Foreign currency translation adjustment	(5,626)	(18,522)
Comprehensive loss	$(153,466)	$(181,605)

Revenue

Total revenues were $206,228 for the three months ended March 31, 2013, compared to $47,631 for the corresponding period in 2012. The increase in total revenues from the three months ended March 31, 2013 to the three months ended March 31, 2012 was $158,597. The increase was mainly attributable to increases in online members to 30 with average annual contract price of $26,400 from 9 with average annual contract price of $16,927.

Costs and Expenses

Cost of revenue

Total cost of revenues was $123,251 for the three months ended March 31, 2013, compared to $54,508 for the corresponding period in 2012. The increase in cost of revenues from the three months ended March 31, 2012 to the three months ended March 31, 2013 was $68,743. The main factors attributable to the increase in cost of revenues were that the cooperation fee for network building increased by $23,863, labor cost increased by $13,740, information cost increased by $14,628, sales tax increased by $8,860 and other cost increased by $7,652.

Operating Expenses

Total operating expenses were $239,961 for the three months ended March 31, 2013, compared to $171,563 for the corresponding period in 2012. The increase in operating expenses from the three months ended March 31, 2012 to the three months ended March 31, 2013 was $68,398. The increase was mainly attributable to a $48,453 increase in professional fees for the annual audit of fiscal year 2012.

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

Research and development expenses were $24,681 for the three months ended March 31, 2013, compared to $13,616 for the corresponding period in 2012.The increase in research and development expenses from the three months ended March 31, 2012 to the three months ended March 31, 2013 was $11,065. The increase mainly was driven by increase in salary and benefits expenses, which was mainly attributable to increased headcount from 9 to 13 employees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $18,906 for the three months ended March 31, 2013, compared to $39,268 for the corresponding period in 2012.The decrease in sales and marketing expenses from the three months ended March 31, 2012 to the three months ended March 31, 2013 was $20,362. The decrease mainly was driven by decrease in travel expenses by $9,666, printing expense by $4,060 and decrease in miscellaneous expense by $6,636. The Company put more effort on the sizable customers’ exploration and focused on those located in the northeast district of China, which led to less marketing expenses incurred in 2013.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $196,374 for the three months ended March 31, 2013, compared to $118,679 for the corresponding period in 2012. The increase in general and administrative expenses from the three months ended March 31, 2012 to the three months ended March 31, 2013 was $77,695. The increases were mainly from a $15,445 for stocks issued to employees, and a $48,453 increase in professional fees for the filing with SEC and a $13,797 increase in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $156,984 for the three months ended March 31, 2013, compared to loss of $178,440 for the three months ended March 31, 2012.

Other Income

Other income was $9,144 for the three months ended March 31, 2013, compared to other income of $15,357 for the corresponding period in 2012. The decreases were mainly due to decrease on government subsidy. The subsidy was called "Enterprise Development Fund", which was appropriated by the government of Dalian Huayuankou Economic Zone. The time of appropriation is decided by the government, which resulted in the fluctuations between two periods.

Income Tax Expense

Income tax expense was $nil for the three months ended March 31, 2013, compared to $nil for the three months ended March 31, 2012. The Company has not generated any net income and has no income tax expenses.

Net Loss

For the three months ended March 31, 2013, we had net loss of $147,840, compared to the net loss of $163,083 for the three months ended March 31, 2012.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited recurring revenue and has generated accumulated deficit of $2,320,832 and $2,172,992 as of March 31, 2013 and December 31, 2012 and losses of $147,840 and $163,083 for the three months ended March 31, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of March 31, 2013, we had cash and cash equivalents of approximately $331,656. As of December 31, 2012, we had cash and cash equivalents of approximately $685,467. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(352,808)	$(188,618)
Net cash (used in) provided by investing activities	(4,528)	15,562
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	3,525	1,707
Net increase in cash and cash equivalents	(353,811)	(171,349)
Cash and cash equivalents at beginning of period	685,467	250,107
Cash and cash equivalents at end of period	$331,656	$78,758

Net Cash Used in Operating Activities

For the three months ended March 31, 2013, $352,808 net cash used in operating activities was primarily attributable to our net loss of $147,840 adjusted by non-cash items of depreciation and amortization of $11,273 and issuance of stocks to employees of $15,445, and prepaid expenses decreased by $51,404 due to decreased advanced payment for advertising strategic cooperation fee, and advanced from customers increased by $28,636 and offset by accounts receivable increased by $1,989, deferred revenue decreased by $204,240, accrued expenses and other current liabilities decreased by $1,774, taxes receivable increased by $103,723. As such, the net cash used in operating activities increased higher than net loss.

For the three months ended March 31, 2012, $188,618 net cash used in operating activities was primarily attributable to our net loss of $163,083, adjusted by non-cash items of depreciation and amortization of $7,456, accounts receivable decreased by $20,833, prepaid expenses decreased by $12,559 due to the payment for telecommunication platform services, deferred tax assets decreased by $306 and accrued expenses and other current liabilities increased by $15,096 and offset by deferred revenue decreased by $41,566 and taxes receivable increased by $40,219. As such, the net cash used in operating activities increased in line with net loss.

Net Cash (Used in) Provided by Investing Activities

For the three months ended March 31, 2013, net cash used in investing activities of $4,528 was primarily the result of the purchase of office equipment for $4,528.

For the three months ended March 31, 2012, net cash provided by investing activities of $15,562 was primarily the result of the paid back of loans from related parties for $15,562.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2013 and 2012, there was no cash provided by financing activities.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2013 and December 31, 2012, we had lease agreements for the principal offices with commitment amount of $76,065 and $13,198, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, more training offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2013.

Our internal controls over financial reporting were not effective as of March 31, 2013 based on the significant deficiency described below:

•	Lack of US GAAP expertise - Despite substantial efforts to improve the Company’s controls and procedures, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, are inadequate and were inadequately supervised.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2013 and January 17, 2013, the Company granted equity awards of 5,950 shares and 3,838,830 shares of the common stock of the Company to 2 employees and 37 part-time consultants, respectively, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $15,445.

The issuances of the shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S. We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each investor that (i) such investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the investor agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

Not applicable

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NETWORK MEDIA INC.

Dated: May 15, 2013	By:	/s/ HuiAn Peng
HuiAn Peng
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

