Form 10-Q
period 2013-06-30
China Network Media, Inc.
filed 2013-08-14
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes  ☐ No  ☒

As of August 5, 2013, there were 60,186,244 shares of common stock, $0.001 par value issued and outstanding.

CHINA NETWORK MEDIA INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

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

3

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to the combined business of China Network Media Inc. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Closing Date” means October 29, 2012;

•	“Dalian Tianyi” refers to our variable interest entity Dalian Tianyi Culture Development Co., Ltd., a PRC limited company;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“HK Science& Technology” refers to our subsidiary Science & Technology World Website Hong Kong Media Holding Co., Ltd., a Hong Kong company;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“MGYS” refers to Metha Energy Solutions Inc., a Delaware corporation;

•	“PRC” and “China” refers to the People’s Republic of China, excluding, for the purpose of this prospectus, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“PRC Operating Subsidiaries” and “PRC Operating Entities” refers to “Science & Technology (Dalian)” and “Dalian Tanyi”;

•	“Renminbi” and “RMB” refers to the legal currency of China;

•	“Science & Technology Media” refers to Science & Technology World Website Media Group Co., Ltd., a British Virgin Islands company;

•	“Science & Technology Holding” refers to Science & Technology World Website Media Holding Co., Ltd., a British Virgin Islands company;

•	“Science & Technology Trading” or “WFOE” refers to our indirect subsidiary of Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company;

•	“Science & Technology (Dalian)” refers to our variable interest entity Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars,” “US$,” “$” and “USD” refers to the legal currency of the United States.

4

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

CHINA NETWORK MEDIA, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4~F-20

5

China Network Media, Inc

Consolidated Balance Sheets

(U.S. Dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$95,361	$685,467
Accounts receivable	3,367	-
Prepaid taxes	104,660	260,174
Prepaid expenses and other current assets	201,020	287,102
Total current assets	404,408	1,232,743
Property and equipment, net	64,335	78,888
Total assets	$468,743	$1,311,631

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$558,155	$748,210
Due to a related party	82,092	80,429
Income tax payable	933	-
Other current liabilities	41,301	1,219,654
Total current liabilities	682,481	2,048,293
Deferred revenue, non current	105,532	271,352
Total liabilities	$788,013	$2,319,645

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 60,145,232 and 56,300,452 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	60,145	56,300
Additional paid in capital	1,154,990	1,143,390
Accumulated deficit	(1,485,643)	(2,172,992)
Accumulated other comprehensive loss	(48,762)	(34,712)
Total shareholders' deficit	(319,270)	(1,008,014)
Total liabilities and shareholders' deficit	$468,743	$1,311,631

See accompanying notes to the consolidated financial statements.

* All of the assets of the VIEs can be used to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media, Inc

Consolidated Statements of Operations and Comprehensive Income (Loss)

(U.S. Dollars, except shares)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$427,361	$81,858	$227,762	$40,590
- Related parties	13,338	13,174	6,709	6,811
	440,699	95,032	234,471	47,401
Cost of revenue
- Third parties	244,164	108,372	124,856	61,059
- Related parties	7,620	17,441	3,677	10,246
	251,784	125,813	128,533	71,305

Gross profit (loss)	188,915	(30,781)	105,938	(23,904)

Operating expenses:
Research and development expenses	53,527	29,337	28,846	15,721
Selling and marketing expenses	33,129	64,830	14,223	25,562
General and administrative expenses	335,156	251,014	138,782	132,335
Total operating expenses	421,812	345,181	181,851	173,618
Loss from Operations	(232,897)	(375,962)	(75,913)	(197,522)

Other income	1,208,327	23,930	1,199,183	8,573

Income (loss) from operations before income taxes	975,430	(352,032)	1,123,270	(188,949)
Provision for income taxes	288,081	-	288,081	-
Net income (loss)	687,349	(352,032)	835,189	(188,949)

Other comprehensive loss
Foreign currency translation adjustment	(14,050)	(7,078)	(8,424)	11,444
Comprehensive income (loss)	$673,299	$(359,110)	$826,765	$(177,505)

Basic and diluted income (loss) per share	$0.011	$(0.007)	$0.014	$(0.004)

Weighted-average number of shares outstanding -Basic and diluted	60,145,232	50,000,000	60,145,232	50,000,000

See accompanying notes to the consolidated financial statements.

China Network Media, Inc

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(U.S. Dollars)

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$687,349	$(352,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	21,186	15,398
Deferred income taxes	-	(97,109)
Issuance of shares to 2 employees and 37 part-time consultants	15,445	-
Changes in operating assets and liabilities:
Accounts receivable	(3,334)	16,863
Prepaid expenses and other current assets	91,137	6,176
Advance from customers	-	158,090
Deferred revenue	(203,554)	20,900
Prepaid taxes	159,353	(55,587)
Income tax payable	924	-
Other current liabilities	(1,192,052)	80,370
Deferred revenue, non current	(169,790)	-
Net cash used in operating activities	(593,336)	(206,931)

Cash Flows From Investing Activities
Cash received from a related party	-	31,358
Purchases of property and equipment	(5,157)	(18,668)
Net cash (used in) provided by investing activities	(5,157)	12,690

Cash Flows From Financing Activities
Cash received from related parties	-	47,427
Capital contributed by owners	-	96,993
Net cash provided by financing activities	-	144,420
Effect of exchange rate fluctuation on cash and cash equivalents	8,387	1,735

Net decrease in cash and cash equivalents	(590,106)	(48,086)
Cash and cash equivalents, beginning of period	685,467	250,107
Cash and cash equivalents, end of period	$95,361	$202,021

Supplemental disclosure information:
Income taxes paid	$126,664	$97,109

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

As our main target, we provide online platform to business entrepreneurs and corporations with a B2B marketplace that can help our customers:

☐	Set their brand image through online magazine, online corporate multimedia advertisement, Executives interviews, institutional alliances and flexible membership package that tailor made based on what our customers need;

☐	Set up customer’s online exhibition to introduce their products to the public, where they have our tailor-made corporate introduction with 3D product description and factory facilities online show room ;

☐	B2B product purchase platform for companies and end-users;

☐	Online job opportunity section for corporate clients; and

☐	Corporate blogs.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,485,643 and $2,172,992 as of June 30, 2013 and December 31, 2012 and income (losses) of $687,349 and $(352,032) for the six months ended June 30, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the six months and three months ended June 30, 2013 and 2012, respectively:

	June 30, 2013	December 31, 2012
	(Unaudited)

Total assets	$468,743	$1,311,631

Total liabilities	$788,013	$2,319,645

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$440,699	$95,032

Net (income) loss	$(687,349)	$352,032

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$234,471	$47,401

Net (income) loss	$(835,189)	$188,949

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

☐	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

☐	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2013 and for the six months and three months period ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 12, 2013 with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations and cash flows for the six months and three months periods ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of June 30, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended June 30, 2013 and 2012, respectively.

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

j.	Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding warrants. However, potential common shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average (Six months ended)
06/30/2013	6.1882	6.2479
06/30/2012	6.3197	6.3255
12/31/2012	6.3161

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive income (loss) and amounted to $48,762 as of June 30, 2013 and $34,712 as of December 31, 2012. The accumulated other comprehensive loss balance is included as a component of shareholder’s deficit.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were not transfers between level 1, level 2 or level 3 measurements for the six months and three months periods ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered or will render. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-11, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the six months and three months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net income (loss) for basic and diluted earnings (loss) per share	$687,349	$(352,032)

Weighted average shares used in basic and diluted computation	60,145,232	50,000,000
Earnings (loss) per share:
Basic and diluted	$0.011	$(0.007)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net income (loss) for basic and diluted earnings (loss) per share	$835,189	$(188,949)

Weighted average shares used in basic and diluted computation	60,145,232	50,000,000
Earnings (loss) per share:
Basic and diluted	$0.014	$(0.004)

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

Concentration

During the six months ended June 30, 2013 and 2012, the Company had concentration of sales to one and four customers accounting for 36% and 69%, respectively. For the six months ended June 30, 2013, one customer accounted for 36% of the Company’s sales. For the six months ended June 30, 2012, four customers accounted for 27%, 14%, 14% and 14% of the Company’s sales, respectively.

During the three months ended June 30, 2013 and 2012, the Company had concentration of sales to one and four customers accounting for 34% and 65%, respectively. For the three months ended June 30, 2013, one customer accounted for 35% of the Company’s sales. For the three months ended June 30, 2012, four customers accounted for 23%, 14%, 14% and 14% of the Company’s sales, respectively.

For the six months and three months ended June 30, 2013, one supplier accounted for 32% and 32% of the Company’s purchases. For the six months and three months ended June 30, 2012, one supplier accounted for 15% and 27% of the Company’s purchases.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2013 and December 31, 2012, prepayment and other current assets consist of:

	June 30, 2013	December 31, 2012
	(Unaudited)

Prepaid rental, phone and to other vendors	$10,903	$10,682
Prepayment to advertisement and internet resources providers	155,006	232,682
Other current assets	35,111	43,738
	$201,020	$287,102

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Office and other equipment	$101,107	$93,958
Computers	64,082	62,784
Property and equipment, cost	165,189	156,742
Less: accumulated depreciation	(100,854)	(77,854)
Property and equipment, net	$64,335	$78,888

Depreciation expense for the six months ended June 30, 2013 and 2012 were $21,186 and $15,398, respectively. Depreciation expense for the three months ended June 30, 2013 and 2012 were $9,913 and $7,942, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At June 30, 2013 and December 31, 2012, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $82,092 and $80,429, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 10.        DEFERRED REVENUE

Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of June 30, 2013 and December 31, 2012, deferred revenue consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

Deferred revenue, current	$558,155	$748,210
Deferred revenue, non-current	105,532	271,352
Total	$663,687	$1,019,562

NOTE 11.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Customer deposit	$-	$1,176,359
Payroll payable	31,196	32,405
Other payable	10,105	10,890
Total	$41,301	$1,219,654

At June 30, 2013 and December 31, 2012, the customer deposit from one customer were nil and $1,176,359 respectively.

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2013 and 2012.

The effective tax rate for the Company for the six months ended June 30, 2013 and 2012 was 30% and 0% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
US federal rate	35%	35%
Taxable (income)/losses	(975,430)	352,032
Computed expected income tax (expense) benefit	(341,400)	123,211
Reconciliation items:
Rate differential for domestic earnings	97,543	(35,203)
Non-deductible expenses	(1,597)	(2,267)
Valuation allowance on deferred tax assets	(42,627)	(85,741)
Effective income tax expense	$(288,081)	$-

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of June 30, 2013, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of June 30, 2013 and December 31, 2012. The deferred tax assets arising from net operating losses will expire from 2016 if not utilized.

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

NOTE 15. SUBSEQUENT EVENTS

On July 8, 2013 the Company determined to grant equity awards of 156,140 shares to 13 part-time consultants, for the services will render. The total fair value of these shares at the date of grant was estimated to be $650, which will be amortized in the services periods agreed with the consultants.

On July 29, 2013 the Company determined to cancel 115,128 shares which have been issued to 6 employees, for the contracts terminated. The total fair value of these shares was estimated to be $461.

There were no other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media’s principal shareholder, cancelled its 10,000,000 shares of the common stock that it owned in China Network Media and issued 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major of shareholder of Science & Technology Holding as the Chief Executive Officer.

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

As a result of the Exchange Agreement, China Network Media acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.  Specifically, as a result of the Exchange Agreement on October 29, 2012:

•	China Network Media acquired and now owns 100% of the issued and outstanding shares of capital stock of Science &Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science &Technology (Dalian) and their telecommunications business;

•	China Network Media issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media; and

•	The shareholders of Science & Technology Media were issued common stock of China Network Media constituting approximately 95.02% of the fully diluted outstanding shares.

As a result of China Network Media’s reverse acquisition of Science & Technology Media, China Network Media has assumed the business and operations of Science & Technology Media with its principal activities engaged in the internet service business in the city of Dalian, Liaoning Province of the People’s Republic of China.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of June 30, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average (Six months ended)
06/30/2013	6.1882	6.2479
06/30/2012	6.3197	6.3255
12/31/2012	6.3161

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $48,762 at June 30, 2013 and $34,712 at December 31, 2012, respectively.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table shows key components of the results of operations during the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,		Change of Amount	Change of %
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$427,361	$81,858	$345,503	422%
- Related parties	13,338	13,174	164	1%
	440,699	95,032	345,667	364%
Cost of revenue
- Third parties	244,164	108,372	135,792	125%
- Related parties	7,620	17,441	(9,821)	(56)%
	251,784	125,813	125,971	100%
Gross profit (loss)
	188,915	(30,781)	219,696	(714)%
Operating expenses:
Research and development expenses	53,527	29,337	24,190	82%
Selling and marketing expenses	33,129	64,830	(31,701)	(49)%
General and administrative expenses	335,156	251,014	84,142	34%
Total operating expenses	421,812	345,181	76,631	22%
Loss from Operations	(232,897)	(375,962)	143,065	(38)%

Other income	1,208,327	23,930	1,184,397	4949%

Income (loss) from operations before income taxes	975,430	(352,032)	1,327,462	(377)%
Provision for income taxes	288,081	-	288,081	100%
Net income (loss)	687,349	(352,032)	1,039,381	(295)%

Other comprehensive loss
Foreign currency translation adjustment	(14,050)	(7,078)	(6,972)	99%
Comprehensive income (loss)	$673,299	$(359,110)	$1,032,409	(287)%

Revenue

Total revenues were $440,699 for the six months ended June 30, 2013, compared to $95,032 for the corresponding period in 2012. The increase in total revenues from the six months ended June 30, 2013 to the six months ended June 30, 2012 was $345,667. The increase was mainly attributable to increases in online members to 26 with average annual contract price of $32,888, from 16 with average annual contract price of $27,371 which caused by the business development from the second half of year 2012.

Costs and Expenses

Cost of revenue

Total cost of revenues was $251,784 for the six months ended June 30, 2013, compared to $125,813 for the corresponding period in 2012. The increase in cost of revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $125,971. The main factors attributable to the increase in cost of revenues were that the cooperation fee for network building increased by $44,727, labor cost increased by $25,725, information cost increased by $10,985, sales tax increased by $19,344 and other cost increased by $25,190.

Operating Expenses

Total operating expenses were $421,812 for the six months ended June 30, 2013, compared to $345,181 for the corresponding period in 2012. The increase in operating expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $76,631. The increase was mainly attributable to increase of research and development expenses of $24,190 and general and administrative expenses of $84,142 and decrease of selling expenses of $31,701.

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

Research and development expenses were $53,527 for the six months ended June 30, 2013, compared to $29,337 for the corresponding period in 2012.The increase in research and development expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $24,190. The increase mainly was driven by increase in salary and benefits expenses, which was mainly attributable to increased headcount from 9 to 14 employees.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $33,129 for the six months ended June 30, 2013, compared to $64,830 for the corresponding period in 2012.The decrease in selling and marketing expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $31,701. The decrease mainly was driven by decrease in travel expenses by $20,165, printing expense by $3,902 and decrease in miscellaneous expense by $7,634. The Company put more effort on the sizable customers’ exploration and focused on those located in the northeast district of China, which led to less marketing expenses incurred in 2013.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $335,156 for the six months ended June 30, 2013, compared to $251,014 for the corresponding period in 2012. The increase in general and administrative expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $84,142. The increases were mainly from a $15,445 for stocks issued to employees, and a $59,351 increase in professional fees for the filing with SEC and a $9,346 increase in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $232,897 for the six months ended June 30, 2013, compared to loss of $375,962 for the six months ended June 30, 2012.

Other Income

Other income was $1,208,327 for the six months ended June 30, 2013, compared to other income of $23,930 for the corresponding period in 2012. The increases were mainly due to the collectability of the customer deposit was reasonably assured, which resulted in the fluctuations between two periods.

Income Tax Expense

Income tax expense was $288,081 for the six months ended June 30, 2013, compared to $nil for the six months ended June 30, 2012. The Company has not generated any net income and has no income tax expenses for the six months ended June 30, 2012.

Net Income (loss)

For the six months ended June 30, 2013, we had net income of $687,349, compared to the net loss of $352,032 for the six months ended June 30, 2012.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table shows key components of the results of operations during the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		Change of Amount	Change of %
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$227,762	$40,590	$187,172	461%
- Related parties	6,709	6,811	(102)	(2)%
	234,471	47,401	187,070	395%
Cost of revenue
- Third parties	124,856	61,059	63,797	104%
- Related parties	3,677	10,246	(6,569)	(64)%
	128,533	71,305	57,228	80%
Gross profit (loss)
	105,938	(23,904)	129,842	543%
Operating expenses:
Research and development expenses	28,846	15,721	13,125	83%
Selling and marketing expenses	14,223	25,562	(11,339)	(44)%
General and administrative expenses	138,782	132,335	6,447	5%
Total operating expenses	181,851	173,618	8,233	5%
Loss from Operations	(75,913)	(197,522)	121,609	(62)%

Other income	1,199,183	8,573	1,190,610	13,888%

Income (loss) from operations before income taxes	1,123,270	(188,949)	1,312,219	(694)%
Provision for income taxes	288,081	-	288,081	100%
Net income (loss)	835,189	(188,948)	1,024,138	(542)%

Other comprehensive loss
Foreign currency translation adjustment	(8,424)	11,444	(19,868)	(174)%
Comprehensive income (loss)	$826,765	$(177,505)	$1,004,270	(566)%

Revenue

Total revenues were $234,471 for the three months ended June 30, 2013, compared to $47,401 for the corresponding period in 2012. The increase in total revenues from the three months ended June 30, 2013 to the three months ended June 30, 2012 was $187,070. The increase was mainly attributable to increases in online members to 26 with average annual contract price of $32,888, from 16 with average annual contract price of $27,371.

Costs and Expenses

Cost of revenue

Total cost of revenues was $128,533 for the three months ended June 30, 2013, compared to $71,305 for the corresponding period in 2012. The increase in cost of revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $57,228. The main factors attributable to the increase in cost of revenues were that the cooperation fee for network building increased by $20,777, labor cost increased by $11,822, information cost decreased by $3,655, sales tax increased by $10,469 and other cost increased by $17,815.

Operating Expenses

Total operating expenses were $181,851 for the three months ended June 30, 2013, compared to $173,618 for the corresponding period in 2012. The increase in operating expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $8,233. The increase was mainly attributable to increase of research and development expenses of $13,125 and general and administrative expenses of $6,447 and decrease of selling expenses of $11,339.

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

Research and development expenses were $28,846 for the three months ended June 30, 2013, compared to $15,721 for the corresponding period in 2012.The increase in research and development expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $13,125. The increase mainly was driven by increase in salary and benefits expenses, which was mainly attributable to increased headcount from 9 to 14 employees.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $14,223 for the three months ended June 30, 2013, compared to $25,562 for the corresponding period in 2012. The decrease in selling and marketing expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $11,339. The decrease mainly was driven by decrease in travel expenses by $10,609, and decrease in miscellaneous expense by $730. The Company put more effort on the sizable customers’ exploration and focused on those located in the northeast district of China, which led to less marketing expenses incurred in 2013.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $138,782 for the three months ended June 30, 2013, compared to $132,335 for the corresponding period in 2012. The increase in general and administrative expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $6,447. The increases were mainly from a $18,298 increase in professional fees for the filing with SEC and a $11,851 decrease in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $75,913 for the three months ended June 30, 2013, compared to loss of $197,522 for the three months ended June 30, 2012.

Other Income

Other income was $1,199,183 for the three months ended June 30, 2013, compared to other income of $8,573 for the corresponding period in 2012. The increases were mainly due to the collectability of the customer deposit was reasonably assured, which resulted in the fluctuations between two periods.

Income Tax Expense

Income tax expense was $288,081 for the three months ended June 30, 2013, compared to $nil for the three months ended June 30, 2012. The Company has not generated any net income and has no income tax expenses for the three months ended June 30, 2012.

Net income (loss)

For the three months ended June 30, 2013, we had net income of $835,189, compared to the net loss of $188,949 for the three months ended June 30, 2012.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited recurring revenue and has generated accumulated deficit of $1,485,643 and $2,172,992 as of June 30, 2013 and December 31, 2012 and income (losses) of $687,349 and $(352,032) for the six months ended June 30, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2013, we had cash and cash equivalents of approximately $95,361. As of December 31, 2012, we had cash and cash equivalents of approximately $685,467. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will generate cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(593,336)	$(206,931)
Net cash (used in) provided by investing activities	(5,157)	12,690
Net cash provided by financing activities	-	144,420
Effect of exchange rate change on cash and cash equivalents	8,387	1,735
Net increase in cash and cash equivalents	(590,106)	(48,086)
Cash and cash equivalents at beginning of period	685,467	250,107
Cash and cash equivalents at end of period	$95,361	$202,021

Net Cash Used in Operating Activities

For the six months ended June 30, 2013, $593,336 net cash used in operating activities was primarily attributable to our net income of $687,349 adjusted by non-cash items of depreciation and amortization of $21,186 and issuance of stocks to employees of $15,445, and prepaid expenses decreased by $91,137 due to decreased advanced payment for advertising strategic cooperation fee, and offset by accounts receivable increased by $3,334, deferred revenue decreased by $203,554, other current liabilities decreased by $1,192,052, prepaid taxes decreased by $159,353, income tax payable increased by $924, deferred revenue-noncurrent decreased by $169,790. As such, the net cash used in operating activities increased higher than net income.

For the six months ended June 30, 2012, $206,931 net cash used in operating activities was primarily attributable to our net loss of $352,032, adjusted by non-cash items of depreciation and amortization of $15,398, accounts receivable decreased by $16,863, prepaid expenses decreased by $6,176 due to the payment for telecommunication platform services, advance from customers increased by $158,090, deferred revenue increased by $20,900 and other current liabilities increased by $80,370 and offset by deferred tax assets increased by $97,109, and prepaid taxes increased by $55,587. As such, the net cash used in operating activities increased in line with net loss.

Net Cash (Used in) Provided by Investing Activities

For the six months ended June 30, 2013, net cash used in investing activities of $5,157 was primarily the result of the purchase of office equipment for $5,157.

For the six months ended June 30, 2012, net cash provided by investing activities of $12,690 was primarily the result of the paid back of loans from related parties for $31,358 and offset by purchase of office equipment for $18,668.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2013, there was no cash provided by financing activities.

For the six months ended June 30, 2012, net cash provided by financing activities of $144,020 was primarily the result of the loans from related parties for $47,427 and contributions from owners of $96,993.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2013 and December 31, 2012, we had lease agreements for the principal offices with commitment amount of $55,966 and $13,198, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-11, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, more training offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2013.

Our internal controls over financial reporting were not effective as of June 30, 2013 based on the significant deficiency described below:

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

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

CHINA NETWORK MEDIA INC.

Dated: August 14, 2013	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

