Form 10-Q
period 2013-09-30
China Network Media, Inc.
filed 2013-11-14
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-152539

CHINA NETWORK MEDIA, INC.

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

Yes  ☐ No  ☒

At November 4, 2013, the registrant had 60,186,244 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

September 30, 2013

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to the combined business of China Network Media, Inc., its consolidated subsidiaries, and its consolidated variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Dalian Tianyi” refers to our variable interest entity Dalian Tianyi Culture Development Co., Ltd., a PRC limited company;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“HK Science& Technology” refers to our wholly-owed subsidiary Science & Technology World Website Hong Kong Media Holding Co., Ltd., a Hong Kong company;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“MGYS” refers to Metha Energy Solutions Inc., a Delaware corporation;

•	“PRC” and “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“PRC Operating Subsidiaries” and “PRC Operating Entities” refers to “Science & Technology (Dalian)” and “Dalian Tanyi”;

3

•	“Renminbi” and “RMB” refers to the legal currency of China;

•	“Science & Technology Media” refers to our wholly-owned subsidiary Science & Technology World Website Media Group Co., Ltd., a British Virgin Islands company;

•	“Science & Technology Holding” refers to our wholly-owned subsidiary Science & Technology World Website Media Holding Co., Ltd., a British Virgin Islands company;

•	“Science & Technology Trading” or “WFOE” refers to our wholly-owned subsidiary of Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company;

•	“Science & Technology (Dalian)” refers to our variable interest entity Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars,” “US$,” “$” and “USD” refers to the legal currency of the United States.

4

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

CHINA NETWORK MEDIA, INC. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4~F-20

5

China Network Media, Inc.

Consolidated Balance Sheets

(U.S. Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$84,445	$685,467
Accounts receivable	5,419	-
Prepaid taxes	97,211	260,174
Prepaid expenses and other current assets	162,978	287,102
Total current assets	350,053	1,232,743
Property and equipment, net	57,068	78,888
Total assets	$407,121	$1,311,631

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$522,942	$748,210
Due to a related party	82,583	80,429
Income tax payable	922	-
Advance from customers	32,513	-
Other current liabilities	92,567	1,219,654
Total current liabilities	731,527	2,048,293
Deferred revenue, non current	32,468	271,352
Total liabilities	$763,995	$2,319,645

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 60,186,244 and 56,300,452 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	60,186	56,300
Additional paid in capital	1,155,600	1,143,390
Accumulated deficit	(1,518,601)	(2,172,992)
Accumulated other comprehensive loss	(54,059)	(34,712)
Total shareholders' deficit	(356,874)	(1,008,014)
Total liabilities and shareholders' deficit	$407,121	$1,311,631

See accompanying notes to the consolidated financial statements.

* All of the assets of the VIEs can be used to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(U.S. Dollars, except shares)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$649,590	$155,820	$222,229	$73,962
- Related parties	20,092	19,755	6,754	6,581
	669,682	175,575	228,983	80,543
Cost of revenue
- Third parties	370,671	200,040	126,507	91,451
- Related parties	11,465	25,361	3,845	8,137
	382,136	225,401	130,352	99,588

Gross profit (loss)	287,546	(49,826)	98,631	(19,045)

Operating expenses:
Research and development expenses	84,724	52,789	31,197	23,452
Selling and marketing expenses	49,092	74,752	15,963	9,922
General and administrative expenses	425,382	638,223	90,226	387,209
Total operating expenses	559,198	765,764	137,386	420,583
Loss from Operations	(271,652)	(815,590)	(38,755)	(439,628)

Other income	1,215,347	47,051	7,020	23,121

Income (loss) from operations before income taxes	943,695	(768,539)	(31,735)	(416,507)
Provision for income taxes	289,304	-	1,223	-
Net income (loss)	654,391	(768,539)	(32,958)	(416,507)

Other comprehensive loss
Foreign currency translation adjustment	(19,347)	(2,806)	(5,297)	4,272
Comprehensive income (loss)	$635,044	$(771,345)	$(38,255)	$(412,235)

Basic and diluted earnings (loss) per share	$0.011	$(0.015)	$(0.001)	$(0.008)

Weighted-average number of shares outstanding -Basic and diluted	59,940,664	50,000,000	59,940,664	50,000,000

See accompanying notes to the consolidated financial statements.

China Network Media, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(U.S. Dollars)

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$654,391	$(768,539)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	29,370	24,984
Deferred income taxes	-	306
Issuance of shares to 2 employees and 44 part-time consultants	16,095	-
Changes in operating assets and liabilities:
Accounts receivable	(5,358)	12,907
Prepaid expenses and other current assets	130,326	34,944
Advance from customers	32,146	(94,825)
Deferred revenue	(315,401)	222,426
Prepaid taxes	168,014	(222,438)
Income tax payable	912	-
Other current liabilities	(1,146,670)	731,582
Deferred revenue, non current	(170,511)	-
Net cash used in operating activities	(606,686)	(58,653)

Cash Flows From Investing Activities
Cash received from a related party	-	31,348
Purchases of property and equipment	(5,708)	(41,964)
Net cash used in investing activities	(5,708)	(10,616)

Cash Flows From Financing Activities
Repayment to related parties	-	(63,216)
Cash received from related parties	-	47,412
Capital contributed by owners	-	96,892
Net cash provided by financing activities	-	81,088
Effect of exchange rate fluctuation on cash and cash equivalents	11,372	2,196

Net decrease in cash and cash equivalents	(601,022)	14,015
Cash and cash equivalents, beginning of period	685,467	250,107
Cash and cash equivalents, end of period	$84,445	$264,122

Supplemental disclosure information:
Income taxes paid	$127,201	$144,287

See accompanying notes to the consolidated financial statements.

China Network Media, Inc.

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

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”)

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media, Inc., (iii) China Network Media, Inc., (iv) the shareholders of Science & TechnologyHolding and (v) Science & Technology Media.

The acquisition is being accounted for as a “reverse merger,” and Science & Technology Media is deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the acquisition will be those of Science &Technology Media and its wholly owned subsidiaries and VIEs, and will be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition will include the assets, liabilities and operation of China Network Media, Inc., Science & Technology Media and its wholly owned subsidiaries and VIEs from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media, Inc.’ principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media, Inc. and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media, Inc., in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media, Inc. resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media, Inc. appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media, Inc. constituting approximately 95.02% of the fully diluted outstanding shares. After the RTO, 52,620,030 common stock were outstanding.

China Network Media, Inc.’ directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Science & Technology Media also approved the Exchange Agreement and the transactions contemplated thereby.

As a result of the Exchange Agreement, China Network Media, Inc. acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,518,601 and $2,172,992 as of September 30, 2013 and December 31, 2012 and net income  (losses) of $654,391 and $(768,539) for the nine months ended September 30, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013  when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the nine months and three months ended September 30, 2013 and 2012, respectively:

	September 30, 2013	December 31, 2012
	(Unaudited)

Total assets	$407,121	$1,311,631

Total liabilities	$763,995	$2,319,645

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$669,682	$175,575

Net income (loss)	$654,391	$(768,539)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$228,983	$80,543

Net loss	$(32,958)	$(416,507)

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

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2013 and for the nine months and three months period ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 12, 2013 with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations and cash flows for the nine months and three months periods ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of September 30, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended September 30, 2013 and 2012, respectively.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average (Nine months ended)
09/30/2013	6.1514	6.2215
09/30/2012	6.3340	6.3275
12/31/2012	6.3161

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of operations and comprehensive income and amounted to $54,059 as of September 30, 2013 and $34,712 as of December 31, 2012. The accumulated other comprehensive loss balance is included as a component of shareholder’s deficit.

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

There were not transfers between level 1, level 2 or level 3 measurements for the nine months and three months periods ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered or will render. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the nine months and three months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net income (loss) for basic and diluted earnings (loss) per share	$654,391	$(768,539)

Weighted average shares used in basic and diluted computation	59,940,664	50,000,000
Earnings (loss) per share:
Basic and diluted	$0.011	$(0.015)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net loss for basic and diluted loss per share	$(32,958)	$(416,507)

Weighted average shares used in basic and diluted computation	59,940,664	50,000,000
loss per share:
Basic and diluted	$(0.001)	$(0.008)

NOTE 6.          OTHER INCOME

Other income represented customers’ deposits and subsidy income in 2013, and subsidy income from government in 2012. The deposits from customers were for projects entered into in 2012, while after a period of time over one year, after confirming with customers, no refund required. The Company recognized the deposits as other income in 2013.

NOTE 7.          CONCENTRATION OF RISK

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

Concentration

During the nine months ended September 30, 2013 and 2012, the Company had concentration of sales to two and five customers accounting for 44% and 58%, respectively. For the nine months ended September 30, 2013, two customers accounted for 36%  and 8% of the Company’s sales. For the nine months ended September 30, 2012, five customers accounted for 14%,11%,11%,11% and 11% of the Company’s sales, respectively.

During the three months ended September 30, 2013 and 2012, the Company had concentration of sales to two and five customers accounting for 43% and 61%, respectively. For the three months ended September 30, 2013, two customers accounted for 35% and 8% of the Company’s sales. For the three months ended September 30, 2012, five customers accounted for 29%, 8%, 8%, 8% and 8% of the Company’s sales, respectively.

For the nine months and three months ended September 30, 2013, one supplier accounted for 32% and 32% of the Company’s purchases. For the nine months and three months ended September 30, 2012, one supplier accounted for 33% and 40% of the Company’s purchases.

NOTE 8.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2013 and December 31, 2012, prepayment and other current assets consist of:

	September 30, 2013	December 31, 2012
	(Unaudited)

Prepaid rental, phone and to other vendors	$10,968	$10,682
Prepayment to advertisement and internet resources providers	115,370	232,682
Other current assets	36,640	43,738
	$162,978	$287,102

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 9.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Office and other equipment	$101,712	$93,958
Computers	64,953	62,784
Property and equipment, cost	166,665	156,742
Less: accumulated depreciation	(109,597)	(77,854)
Property and equipment, net	$57,068	$78,888

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $29,370 and $24,984, respectively. Depreciation expense for the three months ended September 30, 2013 and 2012 were $8,184 and $9,586, respectively.

NOTE 10.           RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $82,583 and $80,429, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 11.        DEFERRED REVENUE

Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of September 30, 2013 and December 31, 2012, deferred revenue consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Deferred revenue, current	$522,942	$748,210
Deferred revenue, non-current	32,468	271,352
Total	$555,410	$1,019,562

NOTE 12.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Customer deposit	$-	$1,176,359
Payroll payable	33,590	32,405
Other payable	58,977	10,890
Total	$92,567	$1,219,654

At September 30, 2013 and December 31, 2012, the customer deposits from one customer were $nil and $1,176,359 respectively.

NOTE 13.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2013 and 2012.

The effective tax rate for the Company for the nine months ended September 30, 2013 and 2012 was 30% and 0% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
US federal rate	35%	35%
Taxable income/(losses)	943,695	(768,539)
Computed expected income tax (expense)/ benefit	(330,293)	268,989
Reconciliation items:
Rate differential for domestic earnings	94,370	(76,854)
Non-deductible expenses	(1,321)	(3,206)
Valuation allowance on deferred tax assets	(52,060)	(188,929)
Effective income tax expense	$(289,304)	$-

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of September 30, 2013, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of September 30, 2013 and December 31, 2012. The deferred tax assets arising from net operating losses will expire from 2016 if not utilized.

B)	Business Tax and relevant surcharge

Revenue of our membership and advertising planning services are subject to 5% business tax and 0.6% total surcharge of the gross service income. Business tax charged was included in cost of sales.

The Company pays the business tax when the contracts payments are received from customers and estimates the income tax as the full received amounts had been recognized as revenue. The prepaid business tax and income tax are deductible  in the following years.

NOTE 14.        SHAREHOLDERS’ DEFICIT AND STATUTORY RESERVES

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media, Inc. (iii) China Network Media, Inc. and (iv) the shareholders of Science &Technology Holding.

As a result of the Exchange Agreement, China Network Media, Inc. acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on October 29, 2012:

☐	China Network Media, Inc. acquired and now owns 100% of the issued and outstanding shares of capital stock of Science &Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science &Technology (Dalian) and their telecommunications business;

☐	China Network Media, Inc. issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media shareholders; and

☐	Science & Technology Media were issued common stock of China Network Media, Inc. constituting approximately 95.02% of the fully diluted outstanding shares.

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

NOTE 15. SHARES GRANTED AND ISSUED TO EMPLOYEES

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

NOTE 16. SUBSEQUENT EVENTS

There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an emerging online media, search, community and mobile service group. We operate a multi-lingual portal website  that serves the technology industry and provides advertising opportunities to companies through our diverse business network in China. We conduct our business through our variable interest entities Dalian Tianyi and Science & Technology (Dalian) in China, which we control through a series of contractual arrangements.

As our main target, we provide an online platform to business entrepreneurs and corporations with a B2B marketplace that can help our customers:

•	Build brand image through online magazine, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that are tailored to each business’ needs.

•	Showcase products to the public, through our customer-made corporate and factory facilities online show room;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs;

We currently derive a substantial portion of our revenues from online advertising services. Our advertising solutions present corporate users with attractive opportunities to combine the visual impact of traditional television-like multimedia advertisements and online magazines with the interactivity and precise targeting capabilities of the Internet.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of September 30, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Period End	Average (Nine months ended)
09/30/2013	6.1514	6.2215
09/30/2012	6.3340	6.3275
12/31/2012	6.3161

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $54,059 at September 30, 2013 and $34,712 at December 31, 2012, respectively.

Results of Operations for the Nine months Ended September 30, 2013 and 2012

The following table shows key components of the results of operations during the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,		Change of Amount	Change of %
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$649,590	$155,820	$493,770	317%
- Related parties	20,092	19,755	337	2%
	669,682	175,575	494,107	281%
Cost of revenue
- Third parties	370,671	200,040	170,631	85%
- Related parties	11,465	25,361	(13,896)	(55)%
	382,136	225,401	156,735	70%
Gross profit (loss)
	287,546	(49,826)	337,372	(677)%
Operating expenses:
Research and development expenses	84,724	52,789	31,935	60%
Selling and marketing expenses	49,092	74,752	(25,660)	(34)%
General and administrative expenses	425,382	638,223	(212,841)	(33)%
Total operating expenses	559,198	765,764	(206,566)	(27)%
Loss from Operations	(271,652)	(815,590)	543,938	(67)%

Other income	1,215,347	47,051	1,168,296	2483%

Income (loss) from operations before income taxes	943,695	(768,539)	1,712,234	(223)%
Provision for income taxes	289,304	-	289,304	100%
Net income (loss)	654,391	(768,539)	1,422,930	(185)%

Other comprehensive loss
Foreign currency translation adjustment	(19,347)	(2,806)	(16,541)	589%
Comprehensive income (loss)	$635,044	$(771,345)	$1,406,389	(182)%

Revenue

Total revenues were $669,682 for the nine months ended September 30, 2013, compared to $175,575 for the corresponding period in 2012. The increase in total revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2012 was $494,107, or 281%. The increase was mainly attributable to increases in online members to 30 with average annual contract price of $27,289 from 16 with average annual contract price of $14,296, driven by the business development activities since the second half of year 2012.

Costs and Expenses

Cost of revenue

Total cost of revenues was $382,136 for the nine months ended September 30, 2013, compared to $225,401 for the corresponding period in 2012. The increase in cost of revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $156,735, or 70%. The main increase in cost of revenues was mainly a result of increase in the cooperation fee for network building of $45,750, increase in labor cost of $29,922, increase in information cost of $11,091, increase in sales tax of $27,521 and other cost increase of $42,450, which are all in line with the increased revenue from more customers.

Operating Expenses

Total operating expenses were $559,198 for the nine months ended September 30, 2013, compared to $765,764 for the corresponding period in 2012. The decrease in operating expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $206,566, or 27%. The decrease was mainly attributable to increase of research and development expenses of $31,935, offset by decrease of general and administrative expenses of $25,660 and selling expenses of $212,841.

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

Research and development expenses were $84,724 for the nine months ended September 30, 2013, compared to $52,789 for the corresponding period in 2012. The increase in research and development expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $31,935, or 60%. The increase was mainly related to increase in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $49,092 for the nine months ended September 30, 2013, compared to $74,752 for the corresponding period in 2012. The decrease in selling and marketing expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $25,660, or 34%. The decrease was mainly contributed by decrease in travel expenses by $10,463, decrease in printing expense by $3,900 and decrease in miscellaneous expense by $11,297. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in 2013.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $425,382 for the nine months ended September 30, 2013, compared to $638,223 for the corresponding period in 2012. The decrease in general and administrative expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $212,841, or 33%. The decreases were mainly due to a difference of a fee of $317,878 related to the reverse merger in 2012, and a $114,828 increase in professional fees and a $9,791 decrease in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $271,652 for the nine months ended September 30, 2013, compared to loss of $815,590 for the nine months ended September 30, 2012.

Other Income

Other income was $1,215,347 for the nine months ended September 30, 2013, compared to other income of $47,051 for the corresponding period in 2012. The increases were mainly encouraged by the fact that the collectability of the customer deposit was reasonably assured in 2013.

Income Tax Expense

Income tax expense was $289,304 for the nine months ended September 30, 2013, compared to $nil for the nine months ended September 30, 2012. The Company has not generated any net income and has no income tax expenses for the nine months ended September 30, 2012.

Net Income (loss)

For the nine months ended September 30, 2013, we had net income of $654,391, compared to the net loss of $768,539 for the nine months ended September 30, 2012.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table shows key components of the results of operations during the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		Change of Amount	Change of %
	2013	2012
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$222,229	$73,962	$148,267	200%
- Related parties	6,754	6,581	173	3%
	228,983	80,543	148,440	184%
Cost of revenue
- Third parties	126,507	91,451	35,056	38%
- Related parties	3,845	8,137	(4,292)	(53)%
	130,352	99,588	30,764	31%
Gross profit (loss)
	98,631	(19,045)	117,676	(618)%
Operating expenses:
Research and development expenses	31,197	23,452	7,745	33%
Selling and marketing expenses	15,963	9,922	6,041	61%
General and administrative expenses	90,226	387,209	(296,983)	(77)%
Total operating expenses	137,386	420,583	(283,197)	(67)%
Loss from Operations	(38,755)	(439,628)	400,873	(91)%

Other income	7,020	23,121	(16,101)	(70)%

Income (loss) from operations before income taxes	(31,735)	(416,507)	384,772	(92)%
Provision for income taxes	1,223	-	1,223	100%
Net income (loss)	(32,958)	(416,507)	383,549	(92)%

Other comprehensive loss
Foreign currency translation adjustment	(5,297)	4,272	(9,569)	(224)%
Comprehensive income (loss)	$(38,255)	$(412,235)	$373,980	91%

Revenue

Total revenues were $228,983 for the three months ended September 30, 2013, compared to $80,543 for the corresponding period in 2012. The increase in total revenues from the three months ended September 30, 2013 to the three months ended September 30, 2012 was $148,440, or 184%. The increase was mainly attributable to increases in online members to 30 with average annual contract price of $27,289 from 16 with average annual contract price of $14,296, driven by the business development activities started in the second half in 2012.

Costs and Expenses

Cost of revenue

Total cost of revenues was $130,352 for the three months ended September 30, 2013, compared to $99,588 for the corresponding period in 2012. The increase in cost of revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $30,764, or 31%. The main factors attributable to the increase in cost of revenues were that the cooperation fee for network building increased by $1,023, labor cost increased by $4,197, information cost increased by $107, sales tax increased by $8,177 and other cost increased by $17,260  due to increase of sales.

Operating Expenses

Total operating expenses were $137,386 for the three months ended September 30, 2013, compared to $420,583 for the corresponding period in 2012. The decrease in operating expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $283,197, or 67%. The decrease was mainly attributable to decrease of general and administrative expenses of $296,983, offset by increase of research and development expenses of $7,745 and selling expenses of $6,041.

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

Research and development expenses were $31,197 for the three months ended September 30, 2013, compared to $23,452 for the corresponding period in 2012.The increase in research and development expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $7,745, or 33%. The increase was mainly related to increase in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $15,963 for the three months ended September 30, 2013, compared to $9,922 for the corresponding period in 2012. The increase in selling and marketing expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $6,041, or 61%. The increase mainly was driven by increase in office expenses by $4,837, and increase in miscellaneous expense by $1,205.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $90,226 for the three months ended September 30, 2013, compared to $387,209 for the corresponding period in 2012. The decrease in general and administrative expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $296,983, or 77%. The decreases were mainly due to a difference of a fee of $317,878 related to the reverse merger in 2012 and a $55,477 increase in professional fees and a $34,582 decrease in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $38,755 for the three months ended September 30, 2013, compared to loss of $439,628 for the three months ended September 30, 2012.

Other Income

Other income was $7,020 for the three months ended September 30, 2013, compared to other income of $23,121 for the corresponding period in 2012. The decreases were mainly due to less subsidy income in the three months period in 2013.

Income Tax Expense

Income tax expense was $1,223 for the three months ended September 30, 2013, compared to nil for the three months ended September 30, 2012. The Company has not generated any net income and has no income tax expenses for the three months ended September 30, 2012.

Net income (loss)

For the three months ended September 30, 2013, we had net loss of $32,958, compared to the net loss of $416,507 for the three months ended September 30, 2012.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited recurring revenue and has generated accumulated deficit of $1,518,601 and $2,172,992 as of September 30, 2013 and December 31, 2012 and income (losses) of $654,391 and $(768,539) for the nine months ended September 30, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, Mr. Jiang Wei, the shareholder of the Company loaned an aggregated amount of $988,796 to the Company for its operation, which was subsequently transferred from loan to capital injection in December 2012. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or if at all. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2013 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2013, we had cash and cash equivalents of approximately $84,445. As of December 31, 2012, we had cash and cash equivalents of approximately $685,467. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We believe that our current cash and cash equivalents combined with proceeds that we expect to generate from our operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months.  We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe that we will generate cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Nine months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(606,686)	$(58,653)
Net cash used in investing activities	(5,708)	(10,616)
Net cash provided by financing activities	-	81,088
Effect of exchange rate change on cash and cash equivalents	11,372	2,196
Net increase (decrease) in cash and cash equivalents	(601,022)	14,015
Cash and cash equivalents at beginning of period	685,467	250,107
Cash and cash equivalents at end of period	$84,445	$264,122

Net Cash Used in Operating Activities

For the nine months ended September 30, 2013, $606,686 net cash used in operating activities was primarily attributable to our net income of $654,391 adjusted by non-cash items of depreciation and amortization of $29,370 and issuance of stocks to employees of $16,095, prepaid expenses decreased by $130,326 due to decreased advanced payment for advertising strategic cooperation fee, and advance from customers increased by $32,146 and offset by accounts receivable increased by $5,358, deferred revenue decreased by $315,401, other current liabilities decreased by $1,146,670, prepaid taxes decreased by $168,014, income tax payable increased by $912, deferred revenue-noncurrent decreased by $170,511.

For the nine months ended September 30, 2012, $58,653 net cash used in operating activities was primarily attributable to our net loss of $768,539, adjusted by non-cash items of depreciation and amortization of $24,984, accounts receivable decreased by $12,907, prepaid expenses decreased by $34,944 due to the payment for telecommunication platform services, advance from customers increased by $94,825, deferred revenue increased by $222,426 and other current liabilities increased by $731,582 and offset by prepaid taxes increased by $222,438. As such, the net cash used in operating activities increased in line with net loss.

Net Cash Used in  Investing Activities

For the nine months ended September 30, 2013, net cash used in investing activities of $5,708 was primarily the result of the purchase of office equipment for $5,708.

For the nine months ended September 30, 2012, net cash used in investing activities of $10,616 was primarily the result of purchase of office equipment for $41,964 and cash received from a related party of $31,348.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2013, there was no cash provided by financing activities.

For the nine months ended September 30, 2012, net cash provided by financing activities of $81,088 was primarily the result of the cash repayment to related parties for $63,216, cash received from related parties for $47,412 and contributions from owners of $96,892.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2013 and December 31, 2012, we had lease agreements for the principal offices with commitment amount of $34,926 and $13,198, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2013.

Our internal controls over financial reporting were not effective as of September 30, 2013 due to the material weakness described below:

•	Lack of US GAAP expertise - Despite substantial efforts to improve the Company’s controls and procedures, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. As such, our personnel do not have adequate accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, and they are inadequately supervised by persons with requisite qualifications.

Our management has identified the following steps to address the above deficiency:

(1) In January 2013, we engaged a financial accountant to assist us in preparing our financial statements in accordance with US GAAP standards and SEC rules and regulations.

(2) We intend to hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

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

Item 1A.   Risk Factors.

Smaller reporting companies are not required to provide the information under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2013 the Company issued 156,140 shares of common stock to 13 part-time consultants, for their consulting services to be provided to the Company. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

Share Cancellation

On July 29, 2013 the Company canceled 115,128 shares there were issued to six former employees but became due to cancellation pursuant to the Company’s policy when these former employees terminated their employment with the Company.

Dissolution

On March 19, 2013, the Company submitted dissolution application for Science & Technology Holding and such application was approved on April 2, 2013.

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NETWORK MEDIA, INC.

Dated: November 14, 2013	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

