Form 10-K
period 2013-12-31
China Network Media, Inc.
filed 2014-03-31
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013: $0.

As of March 27, 2014, there were 60,385,829 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING VOLUNTARY FILER STATUS

The Company is a “voluntary filer” with the U.S. Securities and Exchange Commission. This means that the Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission. The Company is not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002. Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or depositions of the Company’s securities or their plans regarding their influence and control over the Company. Therefore the Company’s status a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling shareholders.

The Company’s voluntary filer status may lead to its removal from the over the counter bulletin board, as Rule 6530 of the Financial Industry Regulatory Authority provides that issuers must be required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 in order to remain listed.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to the combined business of China Network Media Inc. and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“MGYS” refers to Metha Energy Solutions Inc., a Delaware corporation;

●	“PRC” and “China” refers to the People’s Republic of China, excluding, for the purpose of this prospectus, Taiwan and the special administrative regions of Hong Kong and Macau;

●	“PRC Operating Subsidiaries” and “PRC Operating Entities” refers to “Science & Technology (Dalian)” and “Dalian Tianyi”;

●	“Renminbi” and “RMB” refers to the legal currency of China;

●	“Science & Technology Trading” or “WFOE” refers to our indirect subsidiary of Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company;

●	“Science & Technology (Dalian)” refers to our variable interest entity Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company;

●	“Dalian Tianyi” refers to our variable interest entity Dalian Tianyi Culture Development Co., Ltd., a PRC limited company;

PART I

Item 1. Business.

Overview

We operate a multi-lingual portal website that offers advertising opportunities, technical support, and industrial information and community functions to science and technology companies and entrepreneurs in China. We conduct our business through our variable interest entities Dalian Tianyi Culture Development Co., Ltd., a PRC limited company (“Dalian Tianyi”) and Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company (“Science & Technology (Dalian)”) in China, which we control through a series of contractual arrangements.

Our website has 28 domestic channels featuring different regions in greater China area and two user interactive and information sharing platforms bulletin board system (BBS) and Blog and, is available in three languages Chinese, English and Japanese.

Our vision is to develop a worldwide online platform for science and technology companies and entrepreneurs to:

•	Build brand image through a package of online magazine and multimedia advertisement, executive interview display, and online institutional alliances;

•	Showcase products through our customer-made corporate and factory facilities online show room;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs;

Advertisement

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

Technical Support

We offer a range of business management software, internet infrastructure services and export-related services, and provide educational services to incubate enterprise management and e-commerce professionals.

Industrial Information and Online Community

We provide “home-oriented” online experience to our technicians, science and technology professionals, where they can easily find industrial information, job openings, and social opportunities to meet friends and professionals through our website. In addition, through our BBS, users can upload and download software and data, read news and bulletins, and exchange messages with other users either through emails or on public message board.

We mainly focused on the technology development, and clients marketing in 2013 and 2012. This effort brought us an increase in online members to 41 with average annual contract price of $41,220 from 30 with average annual contract price of $51,344.

Despite said above, we also allay with traditional media channels, such as magazine, TV channels, by mutual referrals of clients in need of advertisement or publicity So far, we have built a steady relationship with four major Chinese magazines: 315online, China Brand, China High-Tech zone and Dalian Machinery.

Moreover, we also work closely with WO 3G mobile TV, which is a new media channel through mobile that developed by Liaoning broadcast TV and China Unicom, which is the second largest mobile phone operator in China. With the new strategic cooperation with 3G, we are building a new mobile platform for entrepreneurs, local government or any entities that have the needs to advertise their business and corporate cultures through a new channel.

During the past two years, we have attracted clients from different industries: governments, academic institutions, OEM, Environmental technology firms, and other high-tech companies.

In 2014, we plan to continue to focus on marketing our online advertisement service to build sustainable income steam.

In addition to the business described above, the Company intends to explore business opportunities in retirement home industry in Dalian, China.

Our Corporate History

We were founded on April 18, 2008 as Instructor, Inc., a development stage company, under the laws of the State of Delaware.  On October 12, 2009, we changed our name to Metha Energy Solutions Inc.  We entered into our current line of business on October 29, 2012 by acquiring Science & Technology World Website Media Group Co., Ltd., a British Virgin Islands company (“Science & Technology BVI”).

On October 12, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) Science & Technology BVI, (ii) the sole shareholder of Science & Technology BVI, Science & Technology World Website Media Holding Co., Ltd.,  a corporation organized under the laws of British Virgin Islands (“Science & Technology Media”) and the shareholders of Science & Technology Media (together with Science & Technology Media, as the “Science & Technology BVI Shareholders”) and (iv) our former principal shareholder pursuant to which we acquired all of the outstanding capital stock of Science & Technology BVI in exchange for the issuance of 50,000,000 shares of our common stock to the Science& Technology Shareholders (the “Share Exchange”).  The shares issued to the Science & Technology Shareholders in the Share Exchange constituted approximately 95% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange.  In connection with the closing, 10,000,000 shares of our common stock held by our former principal shareholder have been cancelled. As a result of the Share Exchange, Science & Technology BVI became our wholly owned subsidiary and, Wei Jiang and HuiAn Peng became our principal beneficial shareholders.

The transaction was regarded as a reverse merger whereby Science & Technology Media was considered to be the accounting acquirer as it retained control of the Company after the Share Exchange.

Science & Technology World was organized under the laws of the British Virgin Islands on February 15, 2011 as a holding company of our PRC operations. On September 16, 2011, Science & Technology BVI established Science & Technology World Website Hong Kong Media Holding Co., Ltd., a Hong Kong company (“Science & Technology HK”), as an intermediate holding company.

On January 20, 2012, Science & Technology HK established Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company (“WOFE”). On January 21, 2012, WOFE respectively entered into a series of agreements with Dalian Tianyi, Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company (“Science & Technology Dalian”) and their respective shareholders (the “Contractual Arrangements”). The Contractual Arrangements is comprised of a series of agreements, including Exclusive Technical Consulting Service Agreements and Operating Agreements, through which WFOE has the right to advise, consult, manage and operate Dalian Tianyi and Science & Technology Dalian, and collect 85% of their respective net profits. The shareholders of Dalian Tianyi and Science & Technology Dalian have granted WFOE, under the Exclusive Equity Interest Purchase Agreement, the exclusive right and option to acquire all of their equity interests respectively in Dalian Tianyi and Science & Technology Dalian. Furthermore, the shareholders of Dalian Tianyi and Science & Technology Dalian is under the procedure of pledging all of their equity interests respectively in Dalian Tianyi and Science & Technology Dalian to WFOE under the Exclusive Equity Interest Pledge Agreement, and through the Exclusive Equity Interest Pledge Agreement, WFOE can collect the remaining 15% of Dalian Tianyi and Science & Technology Dalian’s respective net profits.  According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology Dalian, they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology Dalian.

HK Science and Technology and WFOE are considered foreign investor and foreign invested enterprise respectively under PRC law. As a result, HK Science and Technology and WFOE are subject to limitations under PRC law on foreign ownership of Chinese companies. According to the Catalogue of Industries for Guiding Foreign Investment (2011 Revision) (the “Catalogue”), there are four kinds of industries which are encouraged, permitted, restricted and prohibited for foreign investment. The primary business of Dalian Tianyi and Science & Technology Dalian are within the category in which foreign investment is currently restricted. The Contractual Arrangements with Dalian Tianyi and Science & Technology Dalian allow the Company to substantially control Dalian Tianyi and Science & Technology Dalian through WFOE without any equity relationship.

According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology Dalian, they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology Dalian.

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology BIV is considered the primary beneficiary of Dalian Tianyi and Science & Technology Dalian and thus consolidates their results in its consolidated financial statements.

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

We run our business with an attractive and diverse business models. We provide a broad range of services to entrepreneurs and corporations that include online exhibition, online magazine, online corporate multimedia advertisement, executive interviews, institutional alliances and flexible membership package that is tailor made based on what our customers need.

We have development strong business relationship with enterprises throughout China, and business professionals; we also work closely with main media press. We work closely with major scientifically magazines, local governments, major media channels, and high-tech enterprises throughout China from different industry. So far, we have built a steady relationship with four major Chinese magazines: 315online, China Brand, China High-Tech Zone and Dalian Machinery. We also work closely with WO (UMTS/3G network service brand by China Unicom) 3G mobile TV, which is a new mobile media that developed by Liaoning broadcast TV and China Unicom (China Unicom is the second largest mobile phone operator in the country).

We also undertake big events to spread out our brand name, and therefore, earn the opportunities with other major media companies and enterprises. For example, from June to November in year of 2012, we have organized on the events called “China Brand image spokesman competition” During the 21st century, Chinese brands are about to step into a new age. To set up a well-known brand, a company would need a high quality image spokesman to represent its product besides the high quality of its product. The aim of this contest is to select high quality image spokesman for emerging national brand, the advisory institutions for this contest include General Administration of Quality Supervision, Inspection and Quarantine of PRC, China Enterprise Confederation, China Enterprise Directors Association, China Radio and Television Association and China Council for the Promotion of Famous Brand Strategy. After local selection and final contest, a hundred brand image spokesmen will be chosen as winners of this contest. We have set up a team to deal with the work of contest design, operation, promotion and sponsorship. Local contest will be held by different local enterprises who have related qualifications and our authorization. The income of this event is mainly from the sponsorship of the final contest, endowment of co-organizers, sponsor from exclusive product enterprise, and 500,000 RMB from each enterprise who undertake the local contest.

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

Our Growth Strategy

Our vision is to become the primary source of technology information, knowledge, products platform for companies and entrepreneurs in China and, in the future, we hope to attract international technology professionals and enterprises through our multi-languages website. We intend to achieve our vision by expanding our content library and user base, enhancing our brand and improving our business model. More specifically, we plan to implement the following strategies:

•	Increase the breadth and depth of our online technology content library. We currently have more than 34in-house editors to collect and translate the most updated news through the world. We believe that the long-term strategy of having a global growth is to improve the strength and capability to collect prompt information in time, and therefore, turning ourselves into one of the Chinese top online news channel.

•	Further enhance our brand recognition. We have a limited operating history that has yet to build adequate exposure in our business. We plan to dedicate more effort on company brand management through a cost effective way, such as promoting our brand through our strategic cooperation partners, high-technology product representative agent, carrying out important social events with famous media channels and brands.

•	Expand our revenue sources. Our current revenue is mainly generated from online advertising for our customers through membership sales model. After the 2008 Olympic competition was rebroadcasted on mobile TV for the first time, the new media such as mobile TV created a new space for advertising business, which provide possibilities for us to expand our advertising business into new media. The 12th Five-Year Plan issued by China’s Ministry of Industry and Information Technology (MIIT) established aggressive development targets for the China telecommunications industry from 2011 to 2015. During this time, China’s mobile communications user base will reach more than 1.1 billion with total Internet users climbing to 600 million, representing a 40% penetration rate (www.iresearchchina.com). We regard the development of a base of smart phone users a key to grasp the opportunity in new media advertising business. We have engaged WO 3G mobile TV, which is a new mobile media that developed by Liaoning broadcast TV and China Unicom, the second largest mobile phone operator in the country, to build a mobile platform for advertisement and publicity demands. As of this Report, we are uncertain when the mobile platform will be completed.

•	Diversify our revenue sources. With the increase of our market share, brand recognition, and technology development, we expect to be able to work with most high-tech companies to develop a stable and active online trading platform, and by then, we anticipate that we will derive a new revenue stream from the trading platform. See “our business and service” section for more information.

•	Expand our online network infrastructure and optimize our services. In order to increase website hits, we modify our website from time to time to provide the most user-oriented set up.

•	Recruit additional qualified employees and enhance our research and development capabilities. In connection with the expansion of our business, we plan to continue recruiting more highly qualified individuals to conduct our operations of our website while maintaining the consistency and quality of the services that we deliver. We also plan to recruit more high profile personnel in our research and development department and invest in enhancing our research and development capabilities to be more competitive.

Our Services

We currently generate revenues through our diverse advertisement package to our business clients. We generally target the companies with the following three distinct criteria to o be our customers:

•	Companies that have its own innovate technology and have innovative project or have had significant success in the technology industry;

•	Companies that are reputable and have great influence in their respective industry; and

•	Companies that have fine product quality and recognized brand in the industry.

We have classified our service package as follow (Service fee in RMB):

	Executive vice president	Vice president	Executive director	Director
Fee/ year	500,000	300,000	200,000	100,000
Service Item
Front page ad	1 years,20MM* 50MM	1 years,20MM* 50MM	1 years,20MM* 50MM	NO
Online exhibition display	1years	1 years	1 years	NO
Multi-language online profile	1 years	1 years	1 years	1 year
setup trading platform	1 years	1 years	1 years	NO
Job recruiting	1 years	1 years	1 years	1 year
online magazine advertisement	1 years	1 years	1 year	1 year
annual conference, submit	at least once a year	at least once a year	at least once a year	once a year
Make special subject	Yes	Yes	Yes	Yes
Keyword for searching engine	1 year	1 year	NO	NO
design website	Yes	NO	NO	NO
referral business	1 year	1 year	1 year	1 year
Discount on subsidiary for S&T	Yes	Yes	NO	NO

Details of Service Offered in Package

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

Discount on subsidiary for S&T: if our membership company wants to be an alliance of Science and Technology (Dalian), we can give discount to them for being an alliance;Our innovative business model that differentiate us from other advertising companies:

Online Exhibition

The “Online-Expo” of the Company is a brand-new model of product exhibition. We put our members product information on the internet through this window based on actual exhibition locations; it is a percept complement to the “International High-tech product exhibition of Dalian”. Each exhibiter has its own web page, and all information about the exhibiter and its products are available to internet users on the page. According to actual exhibition, we divide the “Internet Expo” into 14 sections, including software, electronics, internet, cartoon, manufacture, biology, medicine, communications, automobile, energy, environmental protection, aerospace, new material and agriculture.

We have set up an integral database for every single exhibiter on the “Internet Expo,” all the data such as exhibition information; daily turnover and the attention rate of the product are available on their respective web page.

Business Mode of Software and Information Service

The Company has established a research and development team to handle our website’s daily technique upgrade and support related R&D efforts. Meanwhile, we make available to our clients software outsource services, such as building corporate websites or office management systems.

Online Trading Platform

We plan to derive revenue from providing marketplace to market and distribute technology products. The Company has a self-contained online trading platform for technology products, which caters for the needs of most of the internet users who are likely to make technology product deals on the internet. For the new products that cannot be shown on the internet due to its own technical characteristics, we also have an offline team to promote and distribute these products.

Our Company has strict product selecting procedures. Before we introduce a product to customers, we will verify the qualification of the manufacturing enterprise and make a series test of the products’ function and performance. Furthermore, we work directly with enterprises to cut back intermediaries, so as to enhance the price advantage of these products.

We have two strategies to offer online trading platform services: exclusive distribution of technology product and equity participation program. The first strategy requires us to buy out all the distribution right of a product in a specific area from a company; on top of that we will put this product on our promotion network. Our revenue comes from the price difference of the product. With the second strategy, we will select a product which is likely to have a vigorous momentum in the future. We will cooperate with the manufacturing enterprise through cash investment, technology investment or other cooperative mode. As stated, we will act as a shareholder of the company we invested in and participant the business operation of this enterprise. Our revenue comes from the profit distribution of the enterprise.

Our Customers

We seek to target science and technology companies and entrepreneurs that:

•	need to have its own technology created and have innovative project or have had significant success in the technology industry;
•	are reputable in their industry, and can influence the whole industry with their reputation;
•	have fine product quality and recognized brand in the industry.

We have various customers that come from different industries, such as: logistics, energy, social society, healthcare, construction, machinery, clothing, food and retailing and so forth. Our revenue increased 139% in 2013, in comparison with 2012, attributed to our aggressive marketing strategy. In 2013, we had one customer whose sales accounted for 29% of our revenue for the year.

Sales and Marketing

Sales to customers in China account for all of our revenue. We target our sales efforts primarily in major leading companies in China; however, we tend to focus on the local companies in Dalian and Northeast China for the beginning of our business, and then expand to companies throughout all China. We have developed and strive to maintain a diversified sales network that allows us to effectively market products and services to our customers. Our sales and marketing team currently consists of 19 full time employees and some part-time workers. Our executive management team is also actively involved in business development and in managing our key client relationships.

Research and Development

The nature of our business requires us to improve our technology ability in a high frequency in order to compete with other business competitors in the business.

Since the beginning of our operation in 2010, we have striven to work on our website by increase the input of our database, develop new channels and functions on our website, create new platform for job recruitment, trading through different industries, and design, edit, and publish online journals and carried out other activities to dramatically enlarge our service capability.

In July 2013, we have upgraded our website with great efforts, which was the biggest redesigned action on the Science & Technology since it was set up in2010. In this time, we increased the number of columns of Chinese channel into 28, with channels for five continents being subdivided into 14 columns, such as Sci-tech USA, Sci-tech Australia and special columns. Meanwhile, we also added some new platforms, such as Union Members. The preponderance of comprehensive columns and platforms, multi-language versions of Chinese, English and Japanese, and 400 alliance branches built around the world, undoubtedly make Science & Technology World Website edge itself into the world’s leading sci-tech websites. We will also recruit more highly qualified experts to enhance its capability.

Competition

Our business model is to provide our B2B platform to technology enterprises, and our revenue is generated from advertisement business through our membership payment model. We believe that our major competitors are companies that provide the same advertising portal website to B2B customers and also the portal website that provide services to individuals, the large internet companies such as, Sohu.com, Sina.com, Baidu.com and others. We also face competition from large online video advertisers such as Youku.com, Tudou.com and 56.com and others.

Traditional media channel (magazine, newspapers, and radio), telecommunications, street showcase, billboard, frame and public transport advertising companies are also our competitors.

Our advantage is that we provide a multi-language platform focus on a specific area, scientific and technology industry, to our customers. We can also provide more tailor-made services to different demand stratification customers with lower price. We also provide a platform for our members to have the opportunities to communicate with each other.

Our disadvantage is our less famous brand in the industry which will require us to put more efforts and fund to exploit sales channels and market shares.

Factors and Trends Affecting our Business

The internet and internet-related markets in China continued to evolve rapidly during 2013. According to an annual report issued by the China Internet Network Information Center (“CNNIC”), the total number of internet users in China had reached 618 million by the end of December 2013, an increase of 53.58 million from the end of 2012. The number of mobile internet users in China had reached 500 million by the end of December 2013, an increase of 800.9 million compared with the last year. Mobile internet is becoming the top channel for Internet users to access websites in China. Meanwhile, the rising of the Blog and E-commerce platform in China contributed to attracting an increasing number of internet users. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams.

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

Due to above various factors, however, it is difficult for us at this point to predict growth trends for our brand advertising business through the end of 2014.

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

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights.

Trademarks

We have received the approval on the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Applicant	Item Category		Trademark Validity
1	10494489		Science & Technology (Dalian)	42	*	April 7,2013—April 6,2023
2	10494453 and 10494499	TWWTN	Science &Technology (Dalian)	35* 42*		April 7, 2013—April 6, 2023
3	10494470		Science &Technology (Dalian)	35	*	August 28, 2013—August 27, 2023

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

Governmental Approvals and Regulations

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

Employees

As of this Report, we had a total of 83employees. We have paid the social insurance coverage for our full time employees for certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees, which are carried out under PRC law. The following table shows the number of our employees by function.

Function	Number Of Employees
Management	7
Technicians and Engineers	16
Editorials	33
Sales and Marketing	17
Accounting	2
Administration	8
Total	83

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide information required under this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide information required under this item.

Item 2. Properties.

We currently operate in the following facility under a lease agreement. The aggregate monthly payment under these leases is RMB 43,828 (approximately $6,929), as set forth on the table below:

Facility	Address	Lessor	Space (Square Meters)	Monthly Rent	Lease Period
Dalian (headquarters)	Room 205, Building A, No. 1, Torch Road, Hi-tech Zone, Dalian, China	Dalian Hi-Tech Enterprises Service Center	1,440.92	$6,929	May 1, 2013 to April 30, 2014

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the gray markets under the symbol “CNNM.” There has been no established public trading market for our common stock.

Holders

As of March 27, 2014, there were 185 stockholders of record of common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

On July 8, 2013 the Company issued 156,140 shares of common stock to 13 part-time consultants, for their consulting services to be provided to the Company. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2013, and December 31, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

We operate a multi-lingual portal website that offers advertising opportunities, technical support, and industrial information and community functions to science and technology companies and entrepreneurs in China. We conduct our business through our variable interest entities Dalian Tianyi Culture Development Co., Ltd., a PRC limited company (“Dalian Tianyi”) and Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company (“Science & Technology Network”) in China, which we control through a series of contractual arrangements.

Our website has 28 domestic channels featuring different regions in greater China area and two user interactive and information sharing platforms bulletin board system (BBS) and Blog and, is available in three languages Chinese, English and Japanese.

Our vision is to develop a worldwide online platform for science and technology companies and entrepreneurs to:

•	Build brand image through a package of online magazine and multimedia advertisement, executive interview display, and online institutional alliances;

•	Showcase products through our customer-made corporate and factory facilities online show room;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs;

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States dollar. The financial statements of HK Science & Technology, which are prepared using the HK dollar, are translated into the Company’s reporting currency, the United States dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Year End	Average
12/31/2013	6.1140	6.1982
12/31/2012	6.3161	6.3198

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $59,158 at December 31, 2013 and $34,712 at December 31, 2012, respectively.

Results of Operations for the Years Ended December 31, 2013 and 2012

The following table shows key components of the results of operations during the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,		Change of Amount	Change of %
	2013	2012

Revenue
- Third parties	$850,034	$357,170	$492,864	138%
- Related parties	26,890	26,372	518	2%
	876,924	383,542	493,382	129%
Cost of revenue
- Third parties	496,291	314,934	181,357	58%
- Related parties	15,700	23,254	(7,554)	(32)%
	511,991	338,188	173,803	51%

Gross profit (loss)	364,933	45,354	319,579	705%

Operating expenses:
Research and development expenses	114,243	78,140	36,103	46%
Selling and marketing expenses	56,243	105,468	(49,225)	(47)%
General and administrative expenses	552,512	978,034	(425,522)	(44)%
Total operating expenses	722,998	1,161,642	(438,644)	(38)%
Loss from Operations	(358,065)	(1,116,288)	758,223	(68)%

Other income	1,282,492	61,640	1,220,852	1981%

Income (loss) from operations before income taxes	924,427	(1,054,648)	1,979,075	(188)%
Provision for income taxes	306,945	-	306,945	N/A

Net income (loss)	617,482	(1,054,648)	1,672,130	(159)%

Other comprehensive loss

Foreign currency translation adjustment	(24,446)	(8,337)	(16,109)	193%

Comprehensive income (loss)	$593,036	$(1,062,985)	$1,656,021	(156)%

Revenue

Total revenues were $876,924 for the year ended December 31, 2013, compared to $383,542 for the corresponding period in 2012. The increase in total revenues from the year ended December 31, 2012 to the year ended December 31, 2013 was $493,382, or 129%. The increase was mainly attributable to increases in online members to 41 with average annual contract price of $41,220 from 30 with average annual contract price of $51,344, driven by the business development activities since the second half of year 2012.

Costs and Expenses

Cost of revenue

Total cost of revenues was $511,991 for the year ended December 31, 2013, compared to $338,188 for the corresponding period in 2012. The increase in cost of revenues from the year ended December 31, 2012 to the year ended December 31, 2013 was $173,803, or 51%. The main increase in cost of revenues was mainly a result of increase in the fees paid to WO 3G mobile TV for mobile platform construction of $46,620, increase in labor related cost of $97,283, increase in information cost of $9,014, increase in sales tax of $23,687 offset decrease in other cost of $2,801, which are all in line with the increased revenue from more customers.

Operating Expenses

Total operating expenses were $722,998 for the year ended December 31, 2013, compared to $1,161,642 for the corresponding period in 2012. The decrease in operating expenses from the year ended December 31, 2012 to the year ended December 31, 2013 was $438,644, or 38%. The decrease was mainly led by increase of research and development expenses of $36,103, offset by decrease of general and administrative expenses of $425,522 and selling expenses of $49,225.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses incurred for costs associated with research in new products and services, development and enhancement of existing products, services, techniques, or processes. The research and development expenses of the Company mainly represented the labor-related cost of technical department, which engaged in developing and inputting new content into the Company’s website and improving existing services.

Research and development expenses were $114,243 for the year ended December 31, 2013, compared to $78,140 for the corresponding period in 2012. The increase in research and development expenses from the year ended December 31, 2012 to the year ended December 31, 2013 was $36,103, or 46%. The increase was mainly related to increase in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $56,243 for the year ended December 31, 2013, compared to $105,468 for the corresponding period in 2012. The decrease in selling and marketing expenses from the year ended December 31, 2012 to the year ended December 31, 2013 was $49,225, or 47%. The decrease was mainly contributed by decrease in travel expenses by $45,820, decrease in printing expense by $4,038 and increase in miscellaneous expense by $633. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in 2013.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $552,512 for the year ended December 31, 2013, compared to $978,034 for the corresponding period in 2012. The decrease in general and administrative expenses from the year ended December 31, 2012 to the year ended December 31, 2013 was $425,522, or 44%. The decreases were mainly due to a difference of a fee of $517,522 related to the reverse merger in 2012, and a $112,484 increase in professional fees and a $20,484 decrease in miscellaneous fee.

Loss from Operations

As a result of the foregoing, our operating loss was $358,065 for the year ended December 31, 2013, compared to loss of $1,116,288 for the year ended December 31, 2012.

Other Income

Other income was $1,282,492 for the year ended December 31, 2013, compared to other income of $61,640 for the corresponding period in 2012. The increases were mainly encouraged by the fact that the customer deposit was recognized as other income in 2013 as no refund is required from the customer.

Income Tax Expense

Income tax expense was $306,945 for the year ended December 31, 2013, compared to $nil for the year ended December 31, 2012. The Company has not generated any net income and has no income tax expenses for the year ended December 31, 2012.

Net Income (loss)

For the year ended December 31, 2013, we had net income of $617,482, compared to the net loss of $1,054,648 for the year ended December 31, 2012.

Going Concern and Liquidity

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,555,510 and $2,172,992 as of December 31, 2013 and December 31, 2012 and net income (losses) of $617,482 and $(1,054,648) for the year ended December 31, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2013, the Company generated net income of $617,482 and reduced operating expenses to help achieve profitable operation. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of December 31, 2013, we had cash and cash equivalents of approximately $135,465. As of December 31, 2012, we had cash and cash equivalents of approximately $685,467. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

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

Cash Generating Ability

We are devoting to exploiting the market of membership business by working with partners and part time consultants, which we believe will generate cash flow to support our operation needs. Along with cash flows generated from other business, our available cash and financial supporting from our management, which will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Year Ended December 31,
	2013	2012

Net cash (used in) provided by operating activities	$(559,200)	$536,043
Net cash used in investing activities	(5,683)	(15,333)
Net cash used in financing activities	-	(87,109)
Effect of exchange rate change on cash and cash equivalents	14,881	1,759
Net (decrease) increase in cash and cash equivalents	(550,002)	435,360
Cash and cash equivalents at beginning of period	685,467	250,107
Cash and cash equivalents at end of period	$135,465	$685,467

Net Cash (Used in) Provided by Operating Activities

For the year ended December 31, 2013, $559,200 net cash used in operating activities was primarily attributable to our net income of $617,482 adjusted by non-cash items of depreciation and amortization of $37,423 and issuance of stocks to employees of $27,180, prepaid expenses and other current assets decreased by $171,383 due to decreased advanced payment for advertising strategic cooperation fee, prepaid taxes decreased by $14,375, income tax payable increased by $179,249 and advance from a customer increased by $80,669 and offset by accounts receivable increased by $7,395, deferred revenue decreased by $216,177, deferred revenue-noncurrent decreased by $265,311 and other current liabilities decreased by $1,198,078.

For the year ended December 31, 2012, $536,043 net cash provided by operating activities was primarily attributable to adjusted by non-cash items of depreciation and amortization of $35,833 and issuance of stocks to employees of $14,785, and accounts receivable decreased by $22,152, prepaid expenses and other current assets decreased by $101,250 due to decreased advanced payment for advertising strategic cooperation fee, deferred revenue increased by $773,133, accrued expenses and other current liabilities increased by $1,174,254 and offset by our net loss of $1,054,648, taxes receivable increased by $230,075, and advanced from customers decreased by $300,641. As such, the net cash provided by operating activities increased higher than net loss.

Net Cash Used in Investing Activities

For the year ended December 31, 2013, net cash used in investing activities of $5,683 was primarily the result of the purchase of office equipment.

For the year ended December 31, 2012, net cash used in investing activities of $15,333 was primarily the result of the loans from related parties for $31,386 and purchase of office equipment for $46,719.

Net Cash Used in Financing Activities

For the year ended December 31, 2013, there was no cash used in financing activities.

For the year ended December 31, 2012, net cash used in financing activities of $87,109 was primarily attributable to contribution from a shareholder of $82,197 and cash paid to a related party of $169,306.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2013 and December 31, 2012, we had lease agreements for the principal offices with commitment amount of $13,634 and $13,198, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-11 and ASU 2014-01 to ASU 2014-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

PAGE

CHINA NETWORK MEDIA INC. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-3

CONSOLIDATED STATEMET OF CHANGES IN SHAREHOLODERS’ DEFICIT	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6~F-23

Report of Independent Registered Public Accounting Firm

To the

Board of Directors and Shareholders of

China Network Media Inc.

We have audited the accompanying consolidated balance sheets of China Network Media Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the China Network Media Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

New York, New York

March 31, 2014

China Network Media Inc.

Consolidated Balance Sheets

(U.S. Dollars)

	December 31,	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$135,465	$685,467
Accounts receivable	7,496	-
Prepaid taxes	90,191	260,174
Prepaid expenses and other current assets	122,850	287,102
Total current assets	356,002	1,232,743
Property and equipment, net	49,319	78,888
Total assets	$405,321	$1,311,631

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$553,790	$748,210
Due to a related party	83,088	80,429
Advance from a customer	81,779	-
Income tax payable	17,707	-
Other current liabilities	45,397	1,219,654
Total current liabilities	781,761	2,048,293
Deferred revenue, non current	11,358	271,352
Total liabilities	$793,119	$2,319,645

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 60,395,829 and 56,300,452 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	60,396	56,300
Additional paid in capital	1,166,474	1,143,390
Accumulated deficit	(1,555,510)	(2,172,992)
Accumulated other comprehensive loss	(59,158)	(34,712)
Total shareholders' deficit	(387,798)	(1,008,014)
Total liabilities and shareholders' deficit	$405,321	$1,311,631

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(U.S. Dollars, except shares)

	For the Year Ended December 31,
	2013	2012
Revenue
- Third parties	$850,034	$357,170
- Related parties	26,890	26,372
	876,924	383,542
Cost of revenue
- Third parties	496,291	314,934
- Related parties	15,700	23,254
	511,991	338,188

Gross profit	364,933	45,354

Operating expenses:
Research and development expenses	114,243	78,140
Selling and marketing expenses	56,243	105,468
General and administrative expenses	552,512	978,034
Total operating expenses	722,998	1,161,642
Loss from Operations	(358,065)	(1,116,288)

Other income	1,282,492	61,640

Income (Loss) from operations before income taxes	924,427	(1,054,648)
Provision for income taxes	306,945	-
Net income (loss)	617,482	(1,054,648)

Other comprehensive loss
Foreign currency translation adjustment	(24,446)	(8,337)
Comprehensive income (loss)	$593,036	$(1,062,985)

Basic and diluted income (loss) per share	$0.01	$(0.02)

Weighted-average number of shares outstanding -Basic and diluted	60,011,005	56,300,452

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statement of Changes in Shareholders' Deficit

For the Years Ended December 31, 2013 and 2012

(U.S. Dollars)

				Accumulated
	Common	Common	Additional	Other Com-		Total
	Stock	Stock	Paid in	prehensive		Shareholders
	Outstanding	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2011	50,000,000	$50,000	$146,109	$(26,375)	$(1,118,344)	$(948,610)

Reverse merger impact	2,620,030	2,620	(2,620)	-	-	-
Issuance of shares to employees	3,680,422	3,680	11,105	-	-	14,785
Contribution from a shareholder	-	-	988,796	-	-	988,796
Foreign currency translation adjustment	-	-	-	(8,337)	-	(8,337)
Net loss	-	-	-	-	(1,054,648)	(1,054,648)
Balances at December 31, 2012	56,300,452	56,300	1,143,390	(34,712)	(2,172,992)	(1,008,014)

Issuance of shares to employees	4,260,410	4,261	22,919	-	-	27,180
Cancellation of shares to employees	(165,033)	(165)	165	-	-	-
Foreign currency translation adjustment	-	-	-	(24,446)	-	(24,446)
Net income	-	-	-	-	617,482	617,482
Balances at December 31, 2013	60,395,829	$60,396	$1,166,474	$(59,158)	$(1,555,510)	$(387,798)

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

(U.S. Dollars)

	For the Year Ended December 31,
	2013	2012

Cash Flows From Operating Activities
Net income (loss)	$617,482	$(1,054,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	37,423	35,833
Issuance of shares to employees and part-time consultants	27,180	14,785
Changes in operating assets and liabilities:
Accounts receivable	(7,395)	22,152
Prepaid expenses and other current assets	171,383	101,250
Advance from a customer	80,669	(300,641)
Deferred revenue	(216,177)	773,133
Prepaid taxes	14,375	(230,075)
Income tax payable	179,249	-
Other current liabilities	(1,198,078)	1,174,254
Deferred revenue, non current	(265,311)	-
Net cash (used in) provided by operating activities	(559,200)	536,043

Cash Flows From Investing Activities
Cash received from a related party	-	31,386
Purchases of property and equipment	(5,683)	(46,719)
Net cash used in investing activities	(5,683)	(15,333)

Cash Flows From Financing Activities
Repayment to related parties	-	(169,306)
Capital contributed by owners	-	82,197
Net cash used in financing activities	-	(87,109)
Effect of exchange rate fluctuation on cash and cash equivalents	14,881	1,759

Net (decrease) increase in cash and cash equivalents	(550,002)	435,360
Cash and cash equivalents, beginning of year	685,467	250,107
Cash and cash equivalents, end of year	$135,465	$685,467

Supplemental disclosure information:
Income taxes paid	$127,680	$158,361

Supplemental disclosure of noncash financing activities:
Conversion of debt to equity	$-	$906,549

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

(Formerly Known As Metha Energy Solutions Inc.)

Notes to Consolidated Financial Statements

(U.S Dollars unless otherwise noted)

NOTE 1.     DESCRIPTION OF BUSINESS AND ORGANIZATION

China Network Media Inc. (formerly known as Metha Energy Solutions Inc.) was incorporated on April 18, 2008 under the laws of the State of Delaware.

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

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”)

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media Inc., (iii) China Network Media Inc., (iv) the shareholders of Science & Technology Holding and (v) Science & Technology Media.

The acquisition was accounted for as a “reverse merger,” and Science & Technology Media was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that would be reflected in the financial statements prior to the acquisition would be those of Science &Technology Media and its wholly owned subsidiaries and VIEs, and would be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition would include the assets, liabilities and operation of China Network Media Inc., Science & Technology Media and its wholly owned subsidiaries and VIEs from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media Inc.’ principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media Inc. and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media Inc., in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media Inc. resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media Inc. appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares. After the RTO, 52,620,030 common stock were outstanding.

China Network Media Inc.’ directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Science & Technology Media also approved the Exchange Agreement and the transactions contemplated thereby.

As a result of the Exchange Agreement, China Network Media Inc. acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations.

On March 19, 2013, the Company submitted dissolution application for Science & Technology Holding which was approved on April 2, 2013.

China Network Media Inc., its wholly-owned subsidiaries and VIEs are collectively referred as “the Company”, “we”, “us”, “our” for the purposes of these notes.

We operate a multi-languages portal website that serves to the technology industry and provide advertising opportunities to the companies through our diverse business network in China. The Company currently operates its website through different versions in China.

As our main target, we provide online platform to business entrepreneurs and corporations with a B2B marketplace that can help our customers:

☐	Set their brand image through multiple languages online magazine, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that tailor made based on what our customers need;

☐	Set up customer’s online exhibition to introduce their products to the public, where they have our tailor-made corporate introduction with 3D product description and factory facilities online show room ;

☐	Develop intelligent leisure retirement industry through building a unique international intelligent technology health leisure endowment industrial district including residential area, holiday resort, spa area etc. ;

☐	Develop an e-commercial platform to combine the online sales business with above intelligent leisure district and all the branches over the world to provide elderly products and also exclusive products provided by our agents;

☐	B2B product purchase platform for companies and end-users;

☐	Online job opportunity section for corporate clients; and

☐	Corporate blogs.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,555,510 and $2,172,992 as of December 31, 2013 and December 31, 2012 and net income (losses) of $617,482 and $(1,054,648) for the year ended December 31, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2013, the Company generated net income of $617,482 and reduced operating expenses to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2014 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of December 31, 2013, the Company had cash and cash equivalents of approximately $135,465. As of December 31, 2012, the Company had cash and cash equivalents of approximately $685,467. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that the current cash and cash equivalents combined with proceeds that it expect to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

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

The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

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

As of December 31, 2013, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012

Total assets	$405,321	$1,311,631

Total liabilities	$793,119	$2,319,645

	For the Year Ended December 31,
	2013	2012

Revenues	$876,924	$383,542

Net income (loss)	$617,482	$(1,054,648)

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

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2013 and December 31, 2012, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the years ended December 31, 2013 and 2012, respectively.

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

The Company has the arrangements with nonrefundable up-front fees model (“the Model”) to recognize revenue for the online membership business. We apply the Model, where a contract is signed to establish a fixed price for our services to be provided for a period of time as a membership enrollment, for a majority of our online membership revenue. Revenue is recognized ratably over the membership periods on a straight line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. The Company provides advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the members. The members can choose various on line services from the membership contracts based on their yearly membership.

For online membership revenue recognition, the Company recognizes revenue when all revenue recognition criteria are met.

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

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States dollar. The financial statements of HK Science & Technology, which are prepared using the HK dollar, are translated into the Company’s reporting currency, the United States dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	Year End	Average
12/31/2013	6.1140	6.1982
12/31/2012	6.3161	6.3198

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $59,158 at December 31, 2013 and $34,712 at December 31, 2012, respectively.

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

There were not transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-11 and ASU 2014-01 to ASU 2014-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of December 31, 2013.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012

Net income (loss) for basic and diluted earnings (loss) per share	$617,482	$(1,054,648)

Weighted average shares used in basic and diluted computation	60,011,005	56,300,452
Earnings (loss) per share:
Basic and diluted	$0.01	$(0.02)

NOTE 6.          OTHER INCOME

Other income represented non-refundable customer’s deposit and subsidy income in 2013, and subsidy income from government in 2012. The deposit of $1,198,741 from a customer in 2013 was for the project entered into in 2012. During the year of 2013, the customer confirmed not to request for the refund on the deposit. Therefore, the Company recognized the deposit as other income in 2013.

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

Concentration

During the years ended December 31, 2013 and 2012, the Company had concentration of sales to the top customer accounting for 29% and 25%, respectively.

For the years ended December 31, 2013 and 2012, the top supplier accounted for 32% and 28% of the Company’s purchases, respectively.

NOTE 8.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2013 and December 31, 2012, prepayment and other current assets consist of:

	December 31, 2013	December 31, 2012

Prepaid rental, phone and to other vendors	$11,036	$10,682
Prepayment to advertisement and internet resources providers	75,106	232,682
Other current assets	36,708	43,738
	$122,850	$287,102

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 9.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012

Office and other equipment	$102,334	$93,958
Computers	65,351	62,784
Property and equipment, cost	167,685	156,742
Less: accumulated depreciation	(118,366)	(77,854)
Property and equipment, net	$49,319	$78,888

Depreciation expense for the years ended December 31, 2013 and 2012 were $37,423 and $35,833, respectively.

NOTE 10.           RELATED PARTY TRANSACTIONS

At December 31, 2013 and December 31, 2012, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $83,088 and $80,429, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 11.        ADVANCES FROM A CUSTOMER AND DEFERRED REVENUE

Advances from a customer represent customer payment for membership contract but membership has not started. Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of December 31, 2013 and December 31, 2012, advances from a customer and deferred revenue consisted of the following:

	December 31, 2013	December 31, 2012

Advances from a customer	$81,779	$-
Deferred revenue, current	553,790	748,210
Deferred revenue, non-current	11,358	271,352
Total	$646,927	$1,019,562

NOTE 12.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2013	December 31, 2012

Customer deposit	$-	$1,176,359
Payroll payable	33,793	32,405
Other payable	11,604	10,890
Total	$45,397	$1,219,654

At December 31, 2013 and December 31, 2012, the customer deposit from one customer was $nil and $1,176,359, respectively. The customer deposit was recognized as other income in the year 2013 since no refund was required from the customer.

NOTE 13.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2013 and 2012.

The effective tax rate for the Company for the years ended December 31, 2013 and 2012 was 33% and 0% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2013	December 31, 2012

US federal rate	35%	35%
Taxable income/(losses)	924,427	(1,054,648)
Computed expected income tax (expense)/ benefit	(323,549)	369,127
Reconciliation items:
Rate differential for domestic earnings	92,443	(105,465)
Non-deductible expenses	(2,084)	(3,141)
Valuation allowance on deferred tax assets	(73,755)	(260,521)
Effective income tax expense	$(306,945)	$-

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of December 31, 2013, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of December 31, 2013 and December 31, 2012. The deferred tax assets arising from net operating losses will expire from 2016 if not utilized.

B)	Business Tax and relevant surcharge

Revenue of our membership and advertising planning services are subject to 5% business tax and 0.6% total surcharge of the gross service income for the business incurred prior to October 31, 2013. Business tax charged was included in cost of sales.

The Company pays the business tax when the contracts payments are received from customers and estimates the income tax as the full received amounts had been recognized as revenue. The prepaid business tax and income tax are deductible in the following years.

C)	Value Added Tax and relevant surcharge

Revenue of our membership and advertising planning services are subject to 3% value added tax (“VAT”) and 0.36% total surcharge of the gross service income for the business incurred on and after November 1, 2013.

The Company pays the VAT when the invoices are issued to customers and estimates the income tax as the full received amounts had been recognized as revenue. The prepaid VAT and income tax are deductible in the following years.

NOTE 14.        SHAREHOLDERS’ DEFICIT AND STATUTORY RESERVES

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media Inc. (iii) China Network Media Inc. and (iv) the shareholders of Science &Technology Holding.

As a result of the Exchange Agreement, China Network Media Inc. acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on October 29, 2012:

☐	China Network Media Inc. acquired and now owns 100% of the issued and outstanding shares of capital stock of Science &Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science &Technology (Dalian) and their telecommunications business;

☐	China Network Media Inc. issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media shareholders; and

☐	Science & Technology Media were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares.

As stipulated by the laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. The Company can use the statutory surplus reserve to offset deficits, expand its plant or increase capital when and only when the reserve balance exceeds 50% of the registered capital, and the amount capitalized should be limited to 50% of the statutory surplus reserve. The Company is not yet subject to the requirement to appropriate statutory reserves as they have not produced accumulated net earnings since inception

NOTE 15.        SHARES GRANTED AND ISSUED TO EMPLOYEES

On January 16, 2013 and January 17, 2013, the Company determined to grant equity awards of 5,950 shares and 3,838,830 shares to 2 employees and 37 part-time consultants, respectively, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $15,445. The fair value of the shares granted was $0.004 per share calculated through the application of an income approach technique known as Discounted Cash Flow (“DCF”) method to evaluate the future value of the operation into a present market value. This method eliminates the discrepancy in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the operation.

On July 8, 2013 the Company determined to grant equity awards of 156,140 shares to 13 part-time consultants, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $4,409.

On July 29, 2013 the Company determined to cancel 115,128 shares which have been issued to 6 employees, for the contracts terminated. The total fair value of these shares was estimated to be $461.

On October 24, 2013 the Company determined to cancel 49,905 shares which have been issued to 6 employees, for the contracts terminated. The total fair value of these shares was estimated to be $200.

On November 22, 2013 the Company determined to grant equity awards of 219,200 shares and 40,290 shares to 14 part-time consultants and 2 employees, respectively, for the services rendered. The total fair value of these shares was estimated to be $7,327.

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

The fair value of the shares granted was $0.02824 per share calculated through the application of an income approach technique known as Discounted Cash Flow (“DCF”) method to evaluate the future value of the operation into a present market value. This method eliminates the discrepancy in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the operation.

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

NOTE 16.        SUBSEQUENT EVENTS

On February 25, 2014 the Company determined to cancel 10,000 shares which have been issued to 1 consultant, for the contract terminated. The total fair value of these shares were estimated to be $40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2013 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, additional trainings offered to our staff in the accounting department and improvements in areas identified below, our internal controls were not effective as of December 31, 2013 for the material weakness describe below.

•	Lack of US GAAP expertise - Despite our efforts to improve the Company’s controls and procedures, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. As such, our personnel do not have adequate accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, and they are inadequately supervised by persons with requisite qualifications.

Our management has identified the following steps to address the above material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position	Date of Appointment
Wei Jiang	57	Chairman	October 29, 2012
HuiAn Peng	59	Chief Executive Officer and Director	October 29, 2012
		Interim Chief Financial Officer	March 27, 2013
Jie Liang	34	Secretary and Director	October 29, 2012

Wei Jiang, chairman of the board of directors, served as the president of Xie He Si Decoration Company of Dalian from 1995 to 2000. From 2000 to November 2009, Mr. Jiang served as the head of the academy of Pulan building design institution. Mr. Jiang has over 20 year’s management experience; he is currently in charge of the management and public relationship in the company.

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

Family Relationship

There are no family relationships among any of our executive officers and directors.

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

Code of Ethics

Given the limited number of persons in the management of the Company, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

Board Committees

We have not formed an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee as of this Report. Our Board of Directors performs the principal functions of an Audit Committee.  We currently do not have an audit committee financial expert serving on our Board of Directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2013 and 2012. These executive officers are referred to as the “named executive officers” throughout this Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wei Jiang (1)	2012	$10,459	0	2,000	0	0	0	0	$12,459
Chairman	2013	$10,459	0	0	0	0	0	0	$10,459

HuiAn Peng	2012	$9,889	0	0	0	0	0	0	$9,889
CEO, Interim CFO and director	2013	$9,889	0	0	0	0	0	0	$9,889

Jie Liang (2)	2012	$9,508	0	4,720	0	0	0	0	$14,228
Secretary and Director	2013	$9,508	0	0	0	0	0	0	$9,508

(1)	Including 500,000 shares as equity award received on December 21, 2012, valued at $0.004 per share.

(2)	Including 1,180,000 shares as equity award received on December 21, 2012, valued at $0.004 per share.

Outstanding Equity Awards at Fiscal Year-End Table

None.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Executive Officers and Directors:
Wei Jiang Chairman	30,000,000	49.68%
HuiAn Peng Chief Executive Officer and Director	19,000,000	31.46%
Jie Liang Secretary and Director	1,180,000	1.95%
All directors and executive officers as a group (3 persons)	50,180,000	83.09%

Other 5% Shareholders:
None

(1)	Based on 60,385,829 shares of common stock issued and outstanding as of March 27, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Pursuant to the Share Exchange Agreement, on October 29, 2012, we issued 50,000,000 shares of our common stock to the Science & Technology Shareholders. Immediately after the Closing, Zhongmin He, Dan He, Yang He, Guifen Gao, Lijuan Wang transferred a total of 15,000,000 shares to Mr. Wei Jiang and Mr. HuiAn Peng. Accordingly, Wei Jiang and HuiAn Peng, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally. As a result, Wei Jiang and HuiAn Peng became our principal stockholders. Messrs. Wei Jiang and HuiAn Peng were also appointed as the members of our Board of Directors.

●	On October 29, 2012, we entered into the Cancellation Agreement with Jesper Toft pursuant to which we assigned and transferred certain assets and liabilities under certain agreements to Toft ApS in exchange for the cancellation of 10,000,000 shares of our common stock.

●	At December 31, 2013 and December 31, 2012, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by Mr. Jiang Wei, the principal shareholder and Chairman, of $83,088 and $80,429, respectively, for advances made to fund our operations. These loans are due on demand and non-interest bearing and have no maturity date.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $110,000 and $65,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $115,000 and $70,000, respectively for audit related fees from Marcum Bernstein& Pinchuk LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement, dated October, 2012, by and among Metha Energy Solutions Inc., its principal shareholder, Science & Technology Holding, Science & Technology Media and the shareholders of Science & Technology Holding (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)
3.1	Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2008.)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2009.)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2012.)
3.4	Bylaws (incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2008.)
10.1	Cancellation Agreement, dated October 29, 2012, by and among Metha Energy Solutions Inc. and its principal shareholder (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)
10.2	Exclusive Technical Consulting Service Agreement with Science & Technology (Dalian), dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)
10.3	Exclusive Technical Consulting Service Agreement with Dalian Tianyi, dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)

10.4		Operating Agreement with Science & Technology (Dalian), dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)
10.5		Operating Agreement with Dalian Tianyi, dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012.)
10.6		Form of Exclusive Equity Interest Purchase Agreement with Science & Technology (Dalian), dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.)
10.7		Form of Exclusive Equity Interest Purchase Agreement with Dalian Tianyi, dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.)
10.8		Form of Equity Interest Pledge Agreement with Science & Technology (Dalian), dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.)
10.9		Form of Equity Interest Pledge Agreement with Dalian Tianyi, dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.)
10.10		Form of Power of Attorney as shareholder of Science & Technology (Dalian), dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.)
10.11		Form of Power of Attorney as shareholder of Dalian Tianyi, dated January 21, 2012 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2012.)
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NETWORK MEDIA INC.

Dated: March 31, 2014	By:	/s/ HuiAn Peng
HuiAn Peng President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wei Jiang	Chairman	March 31, 2014
Wei Jiang

/s/HuiAn Peng	Chief Executive Officer, Interim Chief Financial Officer and Director	March 31, 2014
HuiAn Peng	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/Jie Liang	Secretary and Director	March 31, 2014
Jie Liang

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The registrant has not sent to its stockholders an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.