Form 10-Q
period 2014-03-31
China Network Media, Inc.
filed 2014-05-15
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes  ☐ No  ☒

At May 9, 2014, the registrant had 63,584,133 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

March 31, 2014

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

3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

4

China Network Media Inc.

Consolidated Balance Sheets

(U.S. Dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,484	$135,465
Accounts receivable	8,111	7,496
Prepaid taxes	89,865	90,191
Prepaid expenses and other current assets	75,908	122,850
Total current assets	245,368	356,002
Property and equipment, net	41,196	49,319
Total assets	$286,564	$405,321

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$523,794	$553,790
Due to a related party	82,927	83,088
Advance from a customer	32,444	81,779
Income tax payable	23,137	17,707
Other current liabilities	67,796	45,397
Total current liabilities	730,098	781,761
Deferred revenue, non current	4,506	11,358
Total liabilities	$734,604	$793,119

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized;60,385,829 and 60,395,829 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	60,386	60,396
Additional paid in capital	1,166,484	1,166,474
Accumulated deficit	(1,619,384)	(1,555,510)
Accumulated other comprehensive loss	(55,526)	(59,158)
Total shareholders' deficit	(448,040)	(387,798)
Total liabilities and shareholders' deficit	$286,564	$405,321

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Loss

(U.S. Dollars, except shares)

	For Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$275,404	$199,599
- Related parties	6,808	6,629
	282,212	206,228
Cost of revenue
- Third parties	155,958	119,289
- Related parties	3,855	3,962
	159,813	123,251

Gross profit	122,399	82,977

Operating expenses:
Research and development expenses	32,756	24,681
Selling and marketing expenses	8,228	18,906
General and administrative expenses	143,423	196,374
Total operating expenses	184,407	239,961
Loss from Operations	(62,008)	(156,984)

Other income	3,749	9,144

Loss from operations before income taxes	(58,259)	(147,840)
Provision for income taxes	5,615	-
Net loss	(63,874)	(147,840)

Other comprehensive income (loss)
Foreign currency translation adjustment	3,632	(5,626)
Comprehensive loss	$(60,242)	$(153,466)

Basic and diluted loss per share	$(0.001)	$(0.002)

Weighted-average number of shares outstanding -Basic and diluted	60,392,051	60,145,232

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Periods Ended March 31, 2014 and 2013

(U.S. Dollars)

	For Period Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(63,874)	$(147,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,776	11,273
Issuance of shares to employees and part-time consultants	-	15,445
Changes in operating assets and liabilities:
Accounts receivable	(681)	(1,989)
Prepaid expenses and other current assets	46,272	51,404
Advance from a customer	(49,021)	28,636
Deferred revenue	(25,654)	(204,240)
Prepaid taxes	(414)	(103,723)
Income tax payable	5,615	-
Other current liabilities	22,934	(1,774)
Deferred revenue, non current	(6,808)	-
Net cash used in operating activities	(63,855)	(352,808)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(4,528)
Net cash used in investing activities	-	(4,528)

Cash Flows From Financing Activities
Cash proceeds from a related party	523	-
Net cash provided by financing activities	523	-
Effect of exchange rate fluctuation on cash and cash equivalents	(649)	3,525

Net decrease in cash and cash equivalents	(63,981)	(353,811)
Cash and cash equivalents, beginning of year	135,465	685,467
Cash and cash equivalents, end of year	$71,484	$331,656

Supplemental disclosure information:
Income taxes paid	$-	$93,178

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

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”)

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media Inc., (iii) China Network Media Inc., (iv) the shareholders of Science & TechnologyHolding and (v) Science & Technology Media.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,619,384 and $1,555,510 as of March 31, 2014 and December 31, 2013 and net losses of $63,874 and $147,840 for the three months ended March 31, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2014 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of March 31, 2014, the Company had cash and cash equivalents of approximately $71,484. As of December 31, 2013, the Company had cash and cash equivalents of approximately $135,465. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that the current cash and cash equivalents combined with proceeds that it expect to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions. The shareholders of the Company also promised that they will provide economic supports to the Company for operation need.

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

The assets of the variable interest entities (the “VIEs”) can be used to settle obligations ofthe consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

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

As of March 31, 2014, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the three months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	December 31, 2013
	(Unaudited)

Total assets	$286,564	$405,321

Total liabilities	$734,604	$793,119

	For Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaduited)

Revenues	$282,212	$206,228

Net loss	$(63,874)	$(147,840)

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

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2014 and for the three month period ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of March 31, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended March 31, 2014 and 2013, respectively.

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

Basic loss per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding warrants. However, potential common shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1644	6.1140

	Three Months Ended March 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1199	6.2858

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $55,526 at March 31, 2014 and $59,158 at December 31, 2013, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-08, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of March 31, 2014.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2014 and 2013:

	For Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings (loss) per share	$(63,874)	$(147,840)

Weighted average shares used in basic and diluted computation	60,392,051	60,145,232
Loss per share:
Basic and diluted	$(0.001)	$(0.002)

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

Concentration

During the three months ended March 31, 2014 and 2013, the Company had concentration of sales to two and four customers accounting for 29% and 65%, respectively. For the three months ended March 31, 2014, two customers accounted for 15% and 14% of the Company’s sales, respectively. For the three months ended March 31, 2013, four customers accounted for 23%, 14%, 14% and 14% of the Company’s sales, respectively.

For the three months ended March 31, 2014 and 2013, the top supplier accounted for 26% and 32% of the Company’s purchases, respectively.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2014 and December 31, 2013, prepayment and other current assets consist of:

	March 31, 2014	December 31, 2013
	(Unaudited)

Prepaid rental, phone and to other vendors	$4,508	$11,036
Prepayment to advertisement and internet resources providers	33,962	75,106
Other current assets	37,438	36,708
	$75,908	$122,850

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Office and other equipment	$101,497	$102,334
Computers	64,816	65,351
Property and equipment, cost	166,313	167,685
Less: accumulated depreciation	(125,117)	(118,366)
Property and equipment, net	$41,196	$49,319

Depreciation expense for the three months ended March 31, 2014 and 2013 were $7,776 and $11,273, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $82,927 and $83,088, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 10.        ADVANCE FROM A CUSTOMER AND DEFERRED REVENUE

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

As of March 31, 2014 and December 31, 2013, advances from a customer and deferred revenue consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Advance from a customer	$32,444	$81,779
Deferred revenue, current	523,794	553,790
Deferred revenue, non-current	4,506	11,358
Total	$560,744	$646,927

NOTE 11.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Payroll payable	$40,826	$33,793
Other payable	26,970	11,604
Total	$67,796	$45,397

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2014 and 2013.

The effective tax rate for the Company for the three months ended March 31, 2014 and 2013 was 10% and 0% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	March 31, 2014	March 31, 2013
	Unaudited	Unaudited
US federal rate	35%	35%
Taxable losses	(58,259)	(147,850)
Computed expected income tax benefit	20,391	51,744
Reconciliation items:
Rate differential for domestic earnings	(5,826)	(14,784)
Non-deductible expenses	-	(1,271)
Valuation allowance on deferred tax assets	(20,180)	(35,689)
Effective income tax expense	$(5,615)	$-

Income tax expense for the three months ended March 31, 2014 and 2013 were $5,615 and $nil, respectively.

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of March 31, 2014, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of March 31, 2014 and December 31, 2013. The deferred tax assets arising from net operating losses will expire from 2018 if not utilized.

B)	Value Added Tax and relevant surcharge

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

On January 16, 2013 and January 17, 2013, the Company determined to grant equity awards of 5,950 shares and 3,838,830 shares to 2 employees and 37 part-time consultants, respectively, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $15,445.The fair value of the shares granted was $0.004 per share calculated through the application of an income approach technique known as Discounted Cash Flow (“DCF”) method to evaluate the future value of the operation into a present market value. This method eliminates the discrepancy in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the operation.

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

On November 22, 2013 the Company determined to grant equity awards of 219,200 shares and 40,290 shares to 14part-time consultantsand 2 employees, respectively, for the services rendered. The total fair value of these shares was estimated to be $7,327.

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

NOTE 15.        COMMITMENTS

The Company’s operating lease commitment as of March 31, 2014 and December 31, 2013 were $4,508 and $13,634, respectively.

NOTE 16.        SUBSEQUENT EVENTS

On April 8, 2014 the Company determined to grant equity awards of 2,377,950 and 820,354 shares to 10 part-time consultants and 53 employees respectively, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $90,305.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended March 31, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Our vision is to develop a worldwide online platform for science and technology companies and entrepreneurs to:

·	Build brand image through a package of online magazine and multimedia advertisement, executive interview display, and online institutional alliances;

·	Showcase products through our customer-made corporate and factory facilities online show room;

·	Host product purchase for businesses and end-users;

·	Publish job openings and seek talents for corporate clients; and

·	Post corporate blogs;

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of March 31, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences from settlement date are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1644	6.1140

	Three Months Ended March 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1199	6.2858

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $55,526 at March 31, 2014 and $59,158 at December 31, 2013, respectively.

Results of Operations for Three Months Ended March 31, 2014 and 2013

The following table shows key components of the results of operations during three months ended March 31, 2014 and 2013:

	For Three Months Ended March 31,		Change of
	2014	2013	Amount	Change of %
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$275,404	$199,599	$75,805	38%
- Related parties	6,808	6,629	179	3%
	282,212	206,228	75,984	37%
Cost of revenue
- Third parties	155,958	119,289	36,669	31%
- Related parties	3,855	3,962	(107)	(3)%
	159,813	123,251	36,562	30%

Gross profit (loss)	122,399	82,977	39,422	48%

Operating expenses:
Research and development expenses	32,756	24,681	8,075	33%
Selling and marketing expenses	8,228	18,906	(10,678)	(56)%
General and administrative expenses	143,423	196,374	(52,951)	(27)%
Total operating expenses	184,407	239,961	(55,554)	(23)%
Loss from Operations	(62,008)	(156,984)	94,976	(61)%

Other income	3,749	9,144	(5,395)	(59)%

Income (loss) from operations before income taxes	(58,259)	(147,840)	89,581	(61)%
Provision for income taxes	5,615	-	5,615	N/A
Net income (loss)	(63,874)	(147,840)	83,966	(57)%

Other comprehensive loss
Foreign currency translation adjustment	3,632	(5,626)	9,258	(165)%
Comprehensive income (loss)	$(60,242)	$(153,466)	$93,224	(64)%

Revenue

Total revenues were $282,212 for three months ended March 31, 2014, compared to $206,228 for the corresponding period in 2013, an increase of$75,984 or 37%. The increase was mainly attributable to increase in the number of online members to 37 with average annual contract price of $37,363 from 30 with average annual contract price of $26,400 which, management believes that, has been driven by the Company’s business development activities since the second half of 2012.

Costs and Expenses

Cost of revenue

Total cost of revenues was $159,813 for the three months ended March 31, 2014, compared to $123,251 for the corresponding period in 2013, an increase of $36,562, or 30%. The increase was mainly a result of increase in the fees paid to WO 3G mobile TV for mobile platform construction of $1,078, increase in labor cost of $20,943, increase in information cost of $1,147, and other cost increase of $23,918, offset by decrease in sales tax of $10,525, which were all in line with the increased revenue.

Operating Expenses

Total operating expenses were $184,407 for the three months ended March 31, 2014, compared to $239,961 for the corresponding period in 2013, a decrease of$55,554, or 23%. The decrease was mainly attributable to decrease of general and administrative expenses of $52,951 and selling expenses of $10,678, offset by increase of research and development expenses of $8,075.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses associated with researching new products and services, developing and enhancing existing products and services, and improving our websites. The expenses for website improvement were mainly related to development costs of online advertisement and the website’s maintenance costs.

Research and development expenses were $32,756 for the three months ended March 31, 2014, compared to $24,681 for the corresponding period in 2013, an increase of $8,075, or 33%. The increase was mainly related to increase in relevant employees’ salary and benefits.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, sales personnel’s salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $8,228 for the three months ended March 31, 2014, compared to $18,906 for the corresponding period in 2013, a decrease of $10,678, or 56%. The decrease was mainly a result of decrease in travel expenses by $9,871, decrease in sales personnel’s salary and benefits expense by $1,320 and increase in miscellaneous expense by $513. The Company has been concentrating its marketing efforts on a limited number of sizable customers and customers located in the northeast China, which led to a decrease in marketing expenses in the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses mainly consist of non-sales employees’ salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $143,423 for the three months ended March 31, 2014, compared to $196,374 for the corresponding period in 2013, a decrease of $52,951, or 27%. The decrease was mainly due to a decrease in employees’ salary and benefits expenses of $17,690, decrease in office expenses of $14,663, decrease in equity-based payment of $15,445, and decrease in miscellaneous fee of $5,153 as a result of the adjustment in the staff structure and office expenses budget.

Loss from Operations

As a result of the foregoing, our operating loss was $62,008 for the three months ended March 31, 2014, compared to loss of $156,984 for the three months ended March 31, 2013.

Other Income

Other income was $3,749 for the three months ended March 31, 2014, compared to other income of $9,144 for the corresponding period in 2013. The decrease was mainly due to a lesser subsidy income in 2014.

Income Tax Expense

Income tax expense was $5,615 for the three months ended March 31, 2014, compared to $nil for the three months ended March 31, 2013. The Company has not generated any net income and has no income tax expenses for the period ended March 31, 2013.

Net Income (loss)

For the three months ended March 31, 2014, we had net loss of $63,874, compared to the net loss of $147,840 for the three months ended March 31, 2013.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,619,384 and $1,555,510 as of March 31, 2014 and December 31, 2013 and net losses of $63,874 and $147,840 for the three months ended March 31, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2014 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The management also promised to provide economic supports to the Company for operation need including provide loans to the Company.

Liquidity and Capital Resources

Our principal sources of capital are cash and cash equivalents, short-term investments, loans from shareholders and cash flow generated from our operations.

As of March 31, 2014, we had cash and cash equivalents of approximately $71,484. As of March 31, 2013, we had cash and cash equivalents of approximately $331,656. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,619,384 and $1,555,510 as of March 31, 2014 and December 31, 2013 and net losses of $63,874 and $147,840 for the three months ended March 31, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2014 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that our current cash and cash equivalents combined with proceeds that we expect to generate from our operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months.  We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions. Our principal shareholders have indicated that they are willing to provide funding to the Company if needed. However, these shareholders are under no contractual obligations to do so.

Cash Generating Ability

We believe that we will generate cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(63,855)	$(352,808)
Net cash used in investing activities	-	(4,528)
Net cash provided by financing activities	523	-
Effect of exchange rate change on cash and cash equivalents	(649)	3,525
Net decrease in cash and cash equivalents	(63,981)	(353,811)
Cash and cash equivalents at beginning of period	135,465	685,467
Cash and cash equivalents at end of period	$71,484	$331,656

Net Cash Used in Operating Activities

For the three months ended March 31, 2014, $63,855 net cash used in operating activities was primarily attributable to our net loss of $63,874 adjusted by non-cash items of depreciation and amortization of $7,776, prepaid expenses with a decrease by $46,272 due to decreased advanced payment for advertising strategic cooperation fee, other liabilities with an increased by $22,934, income tax payable with an increase by $5,615, accounts receivable with an increase by $681, offset by deferred revenue with a decrease by $32,462, advance from customers with decrease by $49,021 and prepaid tax with a decrease by $414.

For the three months ended March 31, 2013, $352,808 net cash used in operating activities was primarily attributable to our net loss of $147,840 adjusted by non-cash items of depreciation and amortization of $11,273 and issuance of stocks to employees of $15,445, and prepaid expenses with a decrease by $51,404 due to decreased advanced payment for advertising strategic cooperation fee and advanced payment from customers with an increase by $28,636, offset by accounts receivable with an increase by $1,989, deferred revenue with a decrease by $204,240, accrued expenses and other current liabilities with a decrease by $1,774, taxes receivable with an increase by $103,723. As such, the net cash used in operating activities was higher than net loss.

Net Cash Used in Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities was $nil.

For the three months ended March 31, 2013, net cash used in investing activities was$4,528,primarily for the purchase of office equipment.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities was $523.

For the three months ended March 31, 2013, net cash used in investing activities was $nil.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2014 and December 31, 2013, we had lease agreements for the principal offices with commitment amount of $4,508 and $13,634, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-8, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2014 for the material weakness describe below.

·	Lack of US GAAP expertise - Despite our efforts to improve the Company’s controls and procedures, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. As such, our personnel do not have adequate accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, and they are inadequately supervised by persons with requisite qualifications.

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

On February 21, 2014, the Company issued 3,198,304 shares of common stock to certain employees and independent consultants, for their services provided or to be provided to the Company.

Some shares were issued in reliance upon exemptions from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. The Company made the determination based upon the factor that this was a transaction by issuer not involving a public offering.

Some other shares were issued in reliance upon exemptions from registration requirements of the Securities Act pursuant to Regulation S promulgated by the SEC under the Securities Act (“Regulation S”). The Company made the determination  based upon the factors that such shareholders were not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, that such shareholders were acquiring our securities, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Unregistered Sales of Equity Securities

The information contained under Item 2 of Part II above is incorporated herein by reference in response to this item.

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

CHINA NETWORK MEDIA, INC.

Dated: May 15, 2014	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

