Form 10-Q
period 2014-06-30
China Network Media, Inc.
filed 2014-08-14
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes  ☐ No  ☒

At August 1, 2014, the registrant had 63,584,133 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

June 30, 2014

2

SPECIAL NOTE REGARDING VOLUNTARY FILER STATUS

The Company is a “voluntary filer” with the U.S. Securities and Exchange Commission. This means that the Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission. The Company is not a fully reporting company that is subject to review under Section 408 of the Sarbanes-Oxley Act of 2002. Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or depositions of the Company’s securities or their plans regarding their influence and control over the Company. Therefore the Company’s status as a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling shareholders.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”.  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

4

China Network Media Inc.

Consolidated Balance Sheets

(U.S. Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$116,809	$135,465
Accounts receivable	8,120	7,496
Prepaid taxes	102,124	90,191
Prepaid expenses and other current assets	48,101	122,850
Total current assets	275,154	356,002
Property and equipment, net	36,030	49,319
Total assets	$311,184	$405,321

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$389,517	$553,790
Due to related parties	228,657	83,088
Advance from customers	24,360	81,779
Income tax payable	47,075	17,707
Other current liabilities	56,597	45,397
Total current liabilities	746,206	781,761
Deferred revenue, non current	-	11,358
Total liabilities	$746,206	$793,119

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized;63,584,133 and 60,395,829 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	63,584	60,396
Additional paid in capital	1,253,591	1,166,474
Accumulated deficit	(1,695,904)	(1,555,510)
Accumulated other comprehensive loss	(56,293)	(59,158)
Total shareholders' deficit	(435,022)	(387,798)
Total liabilities and shareholders' deficit	$311,184	$405,321

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(U.S. Dollars, except shares)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$587,340	$427,361	$311,936	$227,762
- Related parties	13,563	13,338	6,755	6,709
	600,903	440,699	318,691	234,471
Cost of revenue
- Third parties	266,352	244,164	110,394	124,875
- Related parties	6,151	7,620	2,296	3,658
	272,503	251,784	112,690	128,533

Gross profit (loss)	328,400	188,915	206,001	105,938

Operating expenses:
Research and development expenses	66,337	53,527	33,581	28,846
Selling and marketing expenses	19,665	33,129	11,437	14,223
General and administrative expenses	359,063	335,156	215,640	138,782
Total operating expenses	445,065	421,812	260,658	181,851
Loss from Operations	(116,665)	(232,897)	(54,657)	(75,913)

Other income	5,944	1,208,327	2,195	1,199,183

(Loss) Income from operations before income taxes	(110,721)	975,430	(52,462)	1,123,270
Provision for income taxes	29,673	288,081	24,058	288,081
Net (loss) income	(140,394)	687,349	(76,520)	835,189

Other comprehensive income (loss)
Foreign currency translation adjustment	2,865	(14,050)	(767)	(8,424)
Comprehensive (loss) income	$(137,529)	$673,299	$(77,287)	$826,765

Basic and diluted (loss) income per share	$(0.002)	$0.011	$(0.001)	$0.014

Weighted-average number of shares outstanding -Basic and diluted	61,855,549	60,145,232	63,302,963	60,145,232

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Periods Ended June 30, 2014 and 2013

(U.S. Dollars)

	For Period Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income	$(140,394)	$687,349
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,246	21,186
Issuance of shares to employees and part-time consultants	90,305	15,445
Changes in operating assets and liabilities:
Accounts receivable	(678)	(3,334)
Prepaid expenses and other current assets	74,040	91,137
Advance from a customer	(56,965)	-
Deferred revenue	(171,999)	(203,554)
Prepaid taxes	(12,599)	159,353
Income tax payable	29,558	924
Other current liabilities	11,548	(1,192,052)
Deferred revenue, non current	-	(169,790)
Net cash used in operating activities	(161,938)	(593,336)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,278)	(5,157)
Net cash used in investing activities	(2,278)	(5,157)

Cash Flows From Financing Activities
Cash proceeds from a related party	146,482	-
Net cash provided by financing activities	146,482	-

Effect of exchange rate fluctuation on cash and cash equivalents	(922)	8,387

Net decrease in cash and cash equivalents	(18,656)	(590,106)
Cash and cash equivalents, beginning of year	135,465	685,467
Cash and cash equivalents, end of period	$116,809	$95,361

Supplemental disclosure information:
Income taxes paid	$-	$126,664

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,695,904 and $1,555,510 as of June 30, 2014 and December 31, 2013 and net losses of $140,394 and net income of $687,349 for the six months ended June 30, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2014 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2014, the Company had cash and cash equivalents of approximately $116,809. As of December 31, 2013, the Company had cash and cash equivalents of approximately $135,465. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

As of June 30, 2014, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the three months ended June 30, 2014 and 2013, respectively:

	June 30, 2014	December 31, 2013
	(Unaudited)

Total assets	$311,184	$405,321

Total liabilities	$746,206	$793,119

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$600,903	$440,699

Net (loss) income	$(140,394)	$687,349

	For Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$318,691	$234,471

Net (loss) income	$(76,520)	$835,189

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

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2014 and for the six months and three months periods ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations and cash flows for the six months and three months periods ended June 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of June 30, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the six months ended June 30, 2014 and 2013, respectively.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	June 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1577	6.1140

	Six Months Ended June 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1441	6.2479

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $56,293 at June 30, 2014 and $59,158 at December 31, 2013, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

n.	Recently adopted accounting pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of June 30, 2014.

The following is a reconciliation of the basic and diluted (loss) earnings per share computations for the six months ended June 30, 2014 and 2013:

	For Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net loss for basic and diluted earnings (loss) per share	$(140,394)	$687,349

Weighted average shares used in basic and diluted computation	61,855,549	60,145,232
(Loss) income per share:
Basic and diluted	$(0.002)	$0.011

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

Concentration

During the six months ended June 30, 2014 and 2013, the Company had concentration of sales to two and one customers accounting for 25% and 36%, respectively. For the six months ended June 30, 2014, two customers accounted for 13% and 12% of the Company’s sales respectively. For the six months ended June 30, 2013, one customer accounted for 36% of the Company’s sales.

During the three months ended June 30, 2014 and 2013, the Company had concentration of sales to two and one customers accounting for 35% and 35%, respectively. For the three months ended June 30, 2014, two customers accounted for 23% and 12% of the Company’s sales. For the three months ended June 30, 2013, one customer accounted for 35% of the Company’s sales.

For the six months and three months ended June 30, 2014, one supplier accounted for 22% and 18% of the Company’s purchases. For the six months and three months ended June 30, 2013, one supplier accounted for 32% and 32% of the Company’s purchases.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2014 and December 31, 2013, prepayment and other current assets consist of:

	June 30, 2014	December 31, 2013
	(Unaudited)

Prepaid rental, phone and to other vendors	$6,445	$11,036
Prepayment to advertisement and internet resources providers	20,958	75,106
Other current assets	20,698	36,708
	$48,101	$122,850

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Office and other equipment	$103,881	$102,334
Computers	64,887	65,351
Property and equipment, cost	168,768	167,685
Less: accumulated depreciation	(132,738)	(118,366)
Property and equipment, net	$36,030	$49,319

Depreciation expense for the six months ended June 30, 2014 and 2013 were $15,246 and $21,186, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013 were $7,470 and $9,913, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At June 30, 2014 and December 31, 2013, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $82,499 and $83,088, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

At June 30, 2014 and December 31, 2013, the Company had a balance due to Mr. Peng Huian, shareholder, CEO and CFO of the Company of $146,158 and $nil, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 10.        ADVANCE FROM CUSTOMERS AND DEFERRED REVENUE

Advances from customers represent customer payments for membership contracts but membership has not started. Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of June 30, 2014 and December 31, 2013, advances from customers and deferred revenue consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Advance from customers	$24,360	$81,779
Deferred revenue, current	389,517	553,790
Deferred revenue, non-current	-	11,358
Total	$413,877	$646,927

NOTE 11.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Payroll payable	$37,140	$33,793
Other payable	19,457	11,604
Total	$56,597	$45,397

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2014 and 2013.

The effective tax rate for the Company for the six months ended June 30, 2014 and 2013 was 27% and 30% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	June 30, 2014	June 30, 2013
	Unaudited	Unaudited
US federal rate	35%	35%
Taxable losses (income)	110,721	(975,430)
Computed expected income tax benefit (expense)	38,752	(341,400)
Reconciliation items:
Rate differential for domestic earnings	(11,072)	97,543
Non-deductible expenses	(774)	(1,597)
Valuation allowance on deferred tax assets	(56,579)	(42,627)
Effective income tax expense	$(29,673)	$(288,081)

Income tax expense for the six months ended June 30, 2014 and 2013 were $29,673 and $288,081, respectively.

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of June 30, 2014, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of June 30, 2014 and December 31, 2013. The deferred tax assets arising from net operating losses will expire from 2018 if not utilized.

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

On November 22, 2013 the Company determined to grant equity awards of 219,200 shares and 40,290 shares to 14part-time consultants and 2 employees, respectively, for the services rendered. The total fair value of these shares was estimated to be $7,327.

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

NOTE 15.        COMMITMENTS

The Company’s operating lease commitment as of June 30, 2014 and December 31, 2013 were $22,143 and $13,634, respectively. The unpaid contract amount is expected to be paid in one year.

NOTE 16.        SUBSEQUENT EVENTS

There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended June 30, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of June 30, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	June 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1577	6.1140

	Six Months Ended June 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1441	6.2858

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $56,293 at June 30, 2014 and $59,158 at December 31, 2013, respectively.

Results of Operations for Three Months Ended June 30, 2014 and 2013

The following table shows key components of the results of operations during three months ended June 30, 2014 and 2013:

	For Three Months Ended June 30,		Change of Amount	Change of %
	2014	2013
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$311,936	$227,762	$84,174	37%
- Related parties	6,755	6,709	46	1%
	318,691	234,471	84,220	36%
Cost of revenue
- Third parties	110,394	124,875	(14,481)	(12)%
- Related parties	2,296	3,658	(1,362)	(37)%
	112,690	128,533	(15,843)	(12)%

Gross profit	206,001	105,938	100,063	94%

Operating expenses:
Research and development expenses	33,581	28,846	4,735	16%
Selling and marketing expenses	11,437	14,223	(2,786)	(20)%
General and administrative expenses	215,640	138,782	76,858	55%
Total operating expenses	260,658	181,851	78,807	43%
(Loss) income from Operations	(54,657)	(75,913)	21,256	(28)%

Other income	2,195	1,199,183	(1,196,988)	(100)%

Income (loss) from operations before income taxes	(52,462)	1,123,270	(1,175,732)	(105)%
Provision for income taxes	24,058	288,081	(264,023)	(92)%
Net income (loss)	(76,520)	835,189	(911,709)	(109)%

Other comprehensive loss
Foreign currency translation adjustment	(767)	(8,424)	7,657	(91)%
Comprehensive income (loss)	$(77,287)	$826,765	$(904,052)	(109)%

Revenue

Total revenues were $318,691 for three months ended June 30, 2014, compared to $234,471 for the corresponding period in 2013. The increase was mainly attributable to increases in online members to 44 with average annual contract price of $21,428, from 26 with average annual contract price of $32,888.

Costs and Expenses

Cost of revenue

Total cost of revenues was $112,690 for the three months ended June 30, 2014, compared to $128,533 for the corresponding period in 2013. The decrease in cost of revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $15,843, or 12%. The decrease in cost of revenues was mainly a result of decrease in the cooperation fee for network building of $20,071 paid to WO 3G mobile TV, decrease in information cost of $2,891, and decrease in sales tax of $11,990, offset by increase in labor cost of $14,234 and other cost increase of $4,875.

Operating Expenses

Total operating expenses were $260,658 for the three months ended June 30, 2014, compared to $181,851 for the corresponding period in 2013. The increase in operating expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $78,807, or 43%. The increase was mainly caused by increase in research and development expenses of $4,735, increase in general and administrative expenses of $76,858, offset by decrease of selling expenses of $2,786.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses associated with research projects in new products and services, expenses related to improving existing products and services, and expenses related to optimizing our websites, mainly including development and maintenance costs of online advertisements on our website.

Research and development expenses were $33,581 for the three months ended June 30, 2014, compared to $28,846 for the corresponding period in 2013. The increase in research and development expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $4,735, or 16%. The increase was mainly related to increase in salary and benefits expenses for research and development personnel.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses for sales personnel, sales commissions and travel expenses.

Selling and marketing expenses were $11,437 for the three months ended June 30, 2014, compared to $14,223 for the corresponding period in 2013. The decrease in selling and marketing expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $2,786, or 20%. The decrease was mainly a result of decrease in salaries for sales personnel by $4,213 offset by increase in miscellaneous expense of $1,427. The main reason for the decrease of staff cost because contracts developed in 2014 were less than those in 2013, so did the incentive salary for selling personnel.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses for administrative personnel, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $215,640 for the three months ended June 30, 2014, compared to $138,782 for the corresponding period in 2013. The increase in general and administrative expenses from the three months ended June 30, 2013 to the three months ended June 30, 2014 was $76,858, or 55%. The increases were mainly due to increase in share-based compensation of $90,305, offset by decrease in office expenses of $6,924, and decrease in miscellaneous fee of $6,523 as the management adjusted the personnel structure and lowered the office expenses budget in the second quarter 2014.

Loss from Operations

As a result of the foregoing, our operating loss was $54,657 for the three months ended June 30, 2014, compared to loss of $75,913 for the three months ended June 30, 2013.

Other Income

Other income was $2,195 for the three months ended June 30, 2014, compared to other income of $1,199,183 for the corresponding period in 2013. The difference was mainly a result of decreased subsidy income in 2014 and a lack of customer deposit in 2014 which was recognized as other income in the second quarter of 2013 due to the reasonably assured collectability.

Income Tax Expense

Income tax expense was $24,058 for the three months ended June 30, 2014, compared to $288,081 for the three months ended June 30, 2013. The decrease was led by decreased operating income during the three months ended June 30, 2014 and the incurring of income tax expense in this period.

Net Income (loss)

For the three months ended June 30, 2014, we had net loss of $76,520, compared to the net income of $835,189 for the three months ended June 30, 2013.

Results of Operations for Six Months Ended June 30, 2014 and 2013

The following table shows key components of the results of operations during six months ended June 30, 2014 and 2013:

	For Six Months Ended June 30,		Change of Amount	Change of %
	2014	2013
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$587,340	$427,361	$159,979	37%
- Related parties	13,563	13,338	225	2%
	600,903	440,699	160,204	36%
Cost of revenue
- Third parties	266,352	244,164	22,188	9%
- Related parties	6,151	7,620	(1,469)	(19)%
	272,503	251,784	20,719	8%

Gross profit (loss)	328,400	188,915	139,485	74%

Operating expenses:
Research and development expenses	66,337	53,527	12,810	24%
Selling and marketing expenses	19,665	33,129	(13,464)	(41)%
General and administrative expenses	359,063	335,156	23,907	7%
Total operating expenses	445,065	421,812	23,253	6%
Loss from Operations	(116,665)	(232,897)	116,232	(50)%

Other income	5,944	1,208,327	(1,202,383)	(100)%

Income (loss) from operations before income taxes	(110,721)	975,430	(1,086,151)	(111)%
Provision for income taxes	29,673	288,081	(258,408)	(90)%
Net income (loss)	(140,394)	687,349	(827,743)	(120)%

Other comprehensive income (loss)
Foreign currency translation adjustment	2,865	(14,050)	16,915	(120)%
Comprehensive income (loss)	$(137,529)	$673,299	$(810,828)	(120)%

Revenue

Total revenues were $600,903 for six months ended June 30, 2014, compared to $440,699 for the corresponding period in 2013. The increase was mainly attributable to increases in online members to 44 with average annual contract price of $21,428, from 26 with average annual contract price of $32,888 which was driven by our business development actitivies.

Costs and Expenses

Cost of revenue

Total cost of revenues was $272,503 for the six months ended June 30, 2014, compared to $251,784 for the corresponding period in 2013. The increase in cost of revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $20,719, or 8%. The increase in cost of revenues was mainly a result of decrease in the cooperation fee paid to WO 3G mobile TV for network building of $18,992, decrease in website maintenance cost of $1,744, and decrease in sales tax of $22,515, offset by increase in labor cost of $35,177 and other cost increase of $28,793, which are all in line with the increased revenue.

Operating Expenses

Total operating expenses were $445,065 for the six months ended June 30, 2014, compared to $421,812 for the corresponding period in 2013. The increase in operating expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $23,253, or 6%. The increase was mainly caused by increase in research and development expenses of $12,810 and increase in general and administrative expenses of $23,907, offset by decrease in selling expenses of $13,464.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses associated with research projects in new products and services, expenses related to improving existing products and services, and expenses related to optimizing our websites, mainly including development and maintenance costs online advertisements on our website.

Research and development expenses were $66,337 for the six months ended June 30, 2014, compared to $53,527 for the corresponding period in 2013. The increase in research and development expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $12,810, or 24%. The increase was mainly related to increase in salary and benefits expenses for research and development personnel.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses for sales personnel, sales commissions and travel expenses.

Selling and marketing expenses were $19,665 for the six months ended June 30, 2014, compared to $33,129 for the corresponding period in 2013. The decrease in selling and marketing expenses from the six months ended June 30, 2013 to the six months ended June 30, 2014 was $13,464, or 41%. The decrease was mainly a result of decrease in salaries of sales personnel of $5,533 and decrease in travel cost of $9,503, offset by increase in miscellaneous expense of $1,571. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in the first half year of 2014.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses for administrative personnel, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $359,063 for the six months ended June 30, 2014, compared to $335,156 for the corresponding period in 2013. The increase in general and administrative expenses from the six months ended June 30, 2013 to the three months ended June 30, 2014 was $23,907, or 7%. The increases were mainly due to increase of share-based payment of $74,860, offset by decrease in office expenses of $21,588, decrease in salaries of sales personnel of $17,636 and decrease in miscellaneous fee of $11,729 as the management adjusted the personnel structure and lowered the office expenses budget in the first half year of 2014.

Loss from Operations

As a result of the foregoing, our operating loss was $116,665 for the six months ended June 30, 2014, compared to loss of $232,897 for the six months ended June 30, 2013.

Other Income

Other income was $5,944 for the six months ended June 30, 2014, compared to other income of $1,208,327 for the corresponding period in 2013. The difference was mainly a result of decreased subsidy income in 2014 and a lack of customer deposit in 2014 which was recognized as other income in the second quarter of 2013 due to the reasonably assured collectability.

Income Tax Expense

Income tax expense was $29,673 for the six months ended June 30, 2014, compared to $288,081 for the six months ended June 30, 2013.

Net Income (loss)

For the six months ended June 30, 2014, we had net loss of $140,394, compared to the net income of $687,349 for the six months ended June 30, 2013.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,695,904 and $1,555,510 as of June 30, 2014 and December 31, 2013 and net losses of $140,394 and net income of $687,349 for the six months ended June 30, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through lending from related parties and equity financing arrangements. However, no related parties are under contractual obligations to fund the Company; we do not have any currently available financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until when it generates recurring revenues and ultimately attains profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2014, we had cash and cash equivalents of approximately $116,809. As of December 31, 2013, we had cash and cash equivalents of approximately $135,465. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We plan to fund continuing operations through lending from related parties and equity financing arrangements to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. The management also promised to provide sufficient economic supports to the Company for operation need including provide loans to the Company.

Cash Generating Ability

We believe that we will generate cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(161,938)	$(593,336)
Net cash used in investing activities	(2,278)	(5,157)
Net cash provided by financing activities	146,482	-
Effect of exchange rate change on cash and cash equivalents	(922)	8,387
Net decrease in cash and cash equivalents	(18,656)	(590,106)
Cash and cash equivalents at beginning of period	135,465	685,467
Cash and cash equivalents at end of period	$116,809	$95,361

Net Cash Used in Operating Activities

For the six months ended June 30, 2014, $63,855 net cash used in operating activities was primarily attributable to our net loss of $140,394 adjusted by non-cash items of depreciation and amortization of $15,246 and $90,305 issuance of shares to employees and part-time consultants, decreased prepaid expenses by $74,040 due to decreased advanced payment for advertising strategic cooperation fee, increased advance from customers by $56,965, increased other liabilities by $11,548, increased income tax payable by $29,558, offset by increased accounts receivable by $678, decreased deferred revenue by $171,999, and decreased prepaid tax by $12,599.

For the six months ended June 30, 2013, $593,336 net cash used in operating activities was primarily attributable to our net income of $687,349 adjusted by non-cash items of depreciation and amortization of $21,186 and issuance of stocks to employees of $15,445, and decreased prepaid expenses by $91,137 due to decreased advanced payment for advertising strategic cooperation fee, offset by increased accounts receivable by $3,334, decreased deferred revenue by $203,554, decreased other current liabilities by $1,192,052, decreased prepaid taxes by $159,353, increased income tax payable by $924, decreased deferred revenue-noncurrent by $169,790. As such, the increase in net cash used in operating activities was higher than our net income.

Net Cash Used in Investing Activities

For the six months ended June 30, 2014, net cash used in investing activities of $2,278 was due to the purchase of new office equipment.

For the six months ended June 30, 2013, net cash used in investing activities of $5,157 was primarily the result of the purchase of office equipment for $5,157.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities of $146,482 was the result of a loan from Mr. Peng HuiAn, our Chief Executive Officer, Chief Financial Officer, a director and a shareholder of the Company.

For the six months ended June 30, 2013, there was no cash provided by financing activities.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2014 and December 31, 2013, we had lease agreements for the principal offices with commitment amount of $22,143 and $13,634, respectively. The unpaid contract amount is expected to be paid in one year. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2014 for the material weakness describe below.

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

CHINA NETWORK MEDIA, INC.

Dated: August 14, 2014	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

