Form 10-Q
period 2014-09-30
China Network Media, Inc.
filed 2014-11-14
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-152539

CHINA NETWORK MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0251358
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Room 205, Building A
No. 1 Torch Road, High-Tech Zone
Dalian, China	116023
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐ No  ☒

At November 12, 2014, the registrant had 63,957,333 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

September 30, 2014

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

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“MGYS” refers to Metha Energy Solutions Inc., a Delaware corporation;

•	“PRC” and “China” refers to the People’s Republic of China, excluding, for the purpose of this prospectus, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“PRC Operating Subsidiaries” and “PRC Operating Entities” refers to “Science & Technology (Dalian)” and “Dalian Tianyi”;

•	“Renminbi” and “RMB” refers to the legal currency of China;

•	“Science & Technology Trading” or “WFOE” refers to our indirect subsidiary of Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company;

•	“Science & Technology Network” refers to our variable interest entity Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company;

•	“Dalian Tianyi” refers to our variable interest entity Dalian Tianyi Culture Development Co., Ltd., a PRC limited company;

3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

4

China Network Media Inc.

Consolidated Balance Sheets

(U.S. Dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$186,485	$135,465
Accounts receivable	8,122	7,496
Prepaid taxes	97,432	90,191
Prepaid expenses and other current assets	51,674	122,850
Total current assets	343,713	356,002
Property and equipment, net	29,150	49,319
Total assets	$372,863	$405,321

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$433,137	$553,790
Due to related parties	82,521	83,088
Advance from customers	146,199	81,779
Income tax payable	75,451	17,707
Other current liabilities	42,405	45,397
Total current liabilities	779,713	781,761
Deferred revenue, non current	-	11,358
Total liabilities	$779,713	$793,119

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized;63,957,333 and 60,395,829 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	63,957	60,396
Additional paid in capital	1,263,756	1,166,474
Accumulated deficit	(1,678,073)	(1,555,510)
Accumulated other comprehensive loss	(56,490)	(59,158)
Total shareholders' deficit	(406,850)	(387,798)
Total liabilities and shareholders' deficit	$372,863	$405,321

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(U.S. Dollars, except shares)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$861,619	$649,590	$274,279	$222,229
- Related parties	20,324	20,092	6,761	6,754
	881,943	669,682	281,040	228,983
Cost of revenue
- Third parties	358,419	370,671	92,067	126,507
- Related parties	8,455	11,465	2,304	3,845
	366,874	382,136	94,371	130,352

Gross profit	515,069	287,546	186,669	98,631

Operating expenses:
Research and development expenses	97,147	84,724	30,810	31,197
Selling and marketing expenses	25,611	49,092	5,946	15,963
General and administrative expenses	465,224	425,382	106,161	90,226
Total operating expenses	587,982	559,198	142,917	137,386
(Loss) Income from Operations	(72,913)	(271,652)	43,752	(38,755)

Other income	8,270	1,215,347	2,326	7,020

(Loss) Income from operations before income taxes	(64,643)	943,695	46,078	(31,735)
Provision for income taxes	57,920	289,304	28,247	1,223
Net (loss) income	(122,563)	654,391	17,831	(32,958)

Other comprehensive income (loss)
Foreign currency translation adjustment	2,668	(19,347)	(197)	(5,297)
Comprehensive (loss) income	$(119,895)	$635,044	$17,634	$(38,255)

Basic and diluted (loss) income per share	$(0.002)	$0.011	$0.0003	$(0.001)

Weighted-average number of shares outstanding -Basic and diluted	62,455,847	59,940,664	63,636,868	59,940,664

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Periods Ended September 30, 2014 and 2013

(U.S. Dollars)

	For Period Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income	$(122,563)	$654,391
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,127	29,370
Issuance of shares to employees and part-time consultants	100,843	16,095
Changes in operating assets and liabilities:
Accounts receivable	(678)	(5,358)
Prepaid expenses and other current assets	70,404	130,326
Advance from a customer	65,038	32,146
Deferred revenue	(116,984)	(315,401)
Prepaid taxes	(7,864)	168,014
Income tax payable	57,920	912
Other current liabilities	(2,685)	(1,146,670)
Deferred revenue, non current	(11,291)	(170,511)
Net cash provided by (used in) operating activities	54,267	(606,686)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,276)	(5,708)
Net cash used in investing activities	(2,276)	(5,708)

Cash Flows From Financing Activities
Cash proceeds from a related party	178,855	-
Cash repayment to a related party	(178,855)	-
Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(971)	11,372

Net increase (decrease) in cash and cash equivalents	51,020	(601,022)
Cash and cash equivalents, beginning of year	135,465	685,467
Cash and cash equivalents, end of period	$186,485	$84,445

Supplemental disclosure information:
Income taxes paid	$-	$127,201

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,678,073 and $1,555,510 as of September 30, 2014 and December 31, 2013 and net losses of $122,563 and net income of $654,391 for the nine months ended September 30, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2014 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2014, the Company had cash and cash equivalents of approximately $186,485. As of December 31, 2013, the Company had cash and cash equivalents of approximately $135,465. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

As of September 30, 2014, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the three months ended September 30, 2014 and 2013, respectively:

	September 30, 2014	December 31, 2013
	(Unaudited)

Total assets	$372,863	$405,321

Total liabilities	$779,713	$793,119

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$881,943	$669,682

Net (loss) income	$(122,563)	$654,391

	For Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$281,040	$228,983

Net income (loss)	$17,831	$(32,958)

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

The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2014 and for the nine months and three months periods ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations and cash flows for the nine months and three months periods ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of September 30, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the nine months ended September 30, 2014 and 2013, respectively.

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

Others Revenues

Other revenues are primarily generated from online advertisement planning services which introduce our customer’s profile, product, and awareness promotion for their executive officers to build a better brand name for non-member companies. We follow the guidance of FASB Accounting Standards Codification No. 605 for revenue recognition for others revenues. The Company recognize others revenue when they are realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the services are rendered and collectability is reasonably assured.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	September 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1560	6.1140

	Nine Months Ended September 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1502	6.2215

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $56,488 at September 30, 2014 and $59,158 at December 31, 2013, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of September 30, 2014.

The following is a reconciliation of the basic and diluted (loss) earnings per share computations for the nine months ended September 30, 2014 and 2013:

	For Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net (loss) income for basic and diluted (loss) earnings per share	$(122,563)	$654,391

Weighted average shares used in basic and diluted computation	62,455,847	59,940,664
(Loss) earnings per share:
Basic and diluted	$(0.002)	$0.011

	For Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net income (loss) for basic and diluted earnings (loss) per share	$17,831	$(38,255)

Weighted average shares used in basic and diluted computation	63,636,868	59,940,664
Earnings (loss) per share:
Basic and diluted	$0.0003	$(0.001)

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

Concentration

During the nine months ended September 30, 2014 and 2013, the Company had concentration of sales to one and one customers accounting for 13% and 36%, respectively.

During the three months ended September 30, 2014 and 2013, the Company had concentration of sales to two and one customers accounting for 36% and 35%, respectively. For the three months ended September 30, 2014, two customers accounted for 20% and 16% of the Company’s sales respectively.

For the nine months ended September 30, 2014, one supplier accounted for 17% of the Company’s purchases. For the nine months and three months ended September 30, 2013, one supplier accounted for 32% of the Company’s purchases.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2014 and December 31, 2013, prepayment and other current assets consist of:

	September 30, 2014	December 31, 2013
	(Unaudited)

Prepaid rental, phone and to other vendors	$10,961	$11,036
Prepayment to advertisement and internet resources providers	20,576	75,106
Other current assets	20,137	36,708
	$51,674	$122,850

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Office and other equipment	$103,910	$102,334
Computers	64,905	65,351
Property and equipment, cost	168,815	167,685
Less: accumulated depreciation	(139,665)	(118,366)
Property and equipment, net	$29,150	$49,319

Depreciation expense for the nine months ended September 30, 2014 and 2013 were $22,127 and $29,370, respectively. Depreciation expense for the three months ended September 30, 2014 and 2013 were $6,882 and $8,184, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At September 30, 2014 and December 31, 2013, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $82,521 and $83,088, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

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

As of September 30, 2014 and December 31, 2013, advances from customers and deferred revenue consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Advance from customers	$146,199	$81,779
Deferred revenue, current	433,137	553,790
Deferred revenue, non-current	-	11,358
Total	$579,336	$646,927

NOTE 11.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Payroll payable	$32,070	$33,793
Other payable	10,335	11,604
Total	$42,405	$45,397

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2014 and 2013.

The effective tax rate for the Company for the nine months ended September 30, 2014 and 2013 was 90% and 30% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	September 30, 2014	September 30, 2013
	Unaudited	Unaudited
US federal rate	35%	35%
Taxable losses (income)	64,643	(943,695)
Computed expected income tax benefit (expense)	22,625	(330,293)
Reconciliation items:
Rate differential for domestic earnings	(6,464)	94,370
Non-deductible expenses	(709)	(1,321)
Valuation allowance on deferred tax assets	(73,372)	(52,060)
Effective income tax expense	$(57,920)	$(289,304)

Income tax expense for the nine months ended September 30, 2014 and 2013 were $57,920 and $289,304, respectively.

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of September 30, 2014, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of September 30, 2014 and December 31, 2013. The deferred tax assets arising from net operating losses will expire from 2018 if not utilized.

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

On July 8, 2013 the Company granted equity awards of 156,140 shares to 13 part-time consultants, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $4,409.

On July 29, 2013 the Company cancelled 115,128 shares which have been issued to 6 employees, for the contracts terminated. The total fair value of these shares was estimated to be $461.

On October 24, 2013 the Company cancelled 49,905 shares which have been issued to 6 employees, for the contracts terminated. The total fair value of these shares was estimated to be $200.

On November 22, 2013 the Company granted equity awards of 219,200 shares and 40,290 shares to 14part-time consultants and 2 employees, respectively, for the services rendered. The total fair value of these shares was estimated to be $7,327.

On February 25, 2014 the Company cancelled 10,000 shares which have been issued to 1 consultant, for the contract terminated. The total fair value of these shares were estimated to be $40.

On April 8, 2014 the Company granted equity awards of 2,377,950 and 820,354 shares to 10 part-time consultants and 53 employees respectively, for the services rendered. The total fair value of these shares at the date of grant was estimated to be $90,305.

On September 17, 2014 the Company granted equity awards of 373,200 shares to 13 part-time consultants for the services rendered. The total fair value of these shares at the date of grant was estimated to be $10,538.

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

NOTE 15.        COMMITMENTS

The Company’s operating lease commitment as of September 30, 2014 and December 31, 2013 were $14,332 and $13,634, respectively. The unpaid contract amount is expected to be paid in one year.

NOTE 16.        SUBSEQUENT EVENTS

There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended September 30, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

We operate a multi-lingual portal website that offers advertising opportunities, technical support, and industrial information and community functions to science and technology companies and entrepreneurs in China. We conduct our business through our variable interest entities Dalian Tianyi and Science & Technology Network in China, which we control through a series of contractual arrangements.

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

The Company has the arrangements with nonrefundable up-front fees model (the “Model”) to recognize revenue for the online membership business. We apply the Model, where a contract is signed to establish a fixed price for our services to be provided for a period of time as a membership enrollment, for a majority of our online membership revenue. Revenue is recognized ratably over the membership periods on a straight line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the members. The members can choose various on line services from the membership contracts based on their yearly membership.

For online membership revenue recognition, we recognize revenue when all revenue recognition criteria are met.

Others Revenues

Other revenues are primarily generated from online advertisement planning services which introduce our customer’s profile, product, and awareness promotion for their executive officers to build a better brand name for non-member companies. We follows the guidance of FASB Accounting Standards Codification No. 605 for revenue recognition for others revenues. The Company recognize others revenue when they are realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the services are rendered and collectability is reasonably assured.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of September 30, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

The exchange rates used for foreign currency translation were as follows (US$1 = RMB):

	September 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1560	6.1140

	Nine Months Ended September 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1502	6.2215

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were$56,488 at September 30, 2014 and $59,158 at December 31, 2013, respectively.

Results of Operations for Nine Months Ended September 30, 2014 and 2013

The following table shows key components of the results of operations during nine months ended September 30, 2014 and 2013:

	For Nine Months Ended September 30,		Change of Amount	Change of %
	2014	2013
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$861,619	$649,590	$212,029	33%
- Related parties	20,324	20,092	232	1%
	881,943	669,682	212,261	32%
Cost of revenue
- Third parties	363,670	370,671	(7,001)	(2)%
- Related parties	3,204	11,465	(8,261)	(72)%
	366,874	382,136	(15,262)	(4)%

Gross profit	515,069	287,546	227,523	79%

Operating expenses:
Research and development expenses	97,147	84,724	12,423	15%
Selling and marketing expenses	25,611	49,092	(23,481)	(48)%
General and administrative expenses	465,224	425,382	39,842	9%
Total operating expenses	587,982	559,198	28,784	5%
Loss from Operations	(72,913)	(271,652)	198,739	(73)%

Other income	8,270	1,215,347	(1,207,077)	(99)%

Income (loss) from operations before income taxes	(64,643)	943,695	(1,008,338)	(107)%
Provision for income taxes	57,920	289,304	(231,384)	(80)%
Net income (loss)	(122,563)	654,391	(776,954)	(119)%

Other comprehensive income (loss)
Foreign currency translation adjustment	2,668	(19,347)	22,015	(114)%
Comprehensive income (loss)	$(119,895)	$635,044	$(754,939)	(119)%

Revenue

Total revenues were $881,943 for nine months ended September 30, 2014, compared to $669,682 for the corresponding period in 2013. The increase was mainly attributable to increases in online members to 38 with average annual contract price of $45,439, from 31 with average annual contract price of $42,108 which was driven by our business development activities.

Costs and Expenses

Cost of revenue

Total cost of revenues was $366,874 for the nine months ended September 30, 2014, compared to $382,136 for the corresponding period in 2013. The decrease in cost of revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $15,262, or 4%. The decrease in cost of revenues was mainly a result of decrease in the cooperation fee paid to WO 3G mobile TV for network building of $59,576, decrease in website maintenance cost of $1,832, and decrease in sales tax of $34,212, offset by increase in labor cost of $47,051 and other cost increase of $33,307, which are all in line with the increased revenue.

Operating Expenses

Total operating expenses were $587,982 for the nine months ended September 30, 2014, compared to $559,198 for the corresponding period in 2013. The increase in operating expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $28,784, or 5%. The increase was mainly caused by increase in research and development expenses of $12,423 and increase in general and administrative expenses of $39,842, offset by decrease in selling expenses of $23,481.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses associated with research projects in new products and services, expenses related to improving existing products and services, and expenses related to optimizing our websites, mainly including development and maintenance costs online advertisements on our website.

Research and development expenses were $97,147 for the nine months ended September 30, 2014, compared to $84,724 for the corresponding period in 2013. The increase in research and development expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $12,423, or 15%. The increase was mainly related to increase in salary and benefits expenses for research and development personnel.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses for sales personnel, sales commissions and travel expenses.

Selling and marketing expenses were $25,611 for the nine months ended September 30, 2014, compared to $49,092 for the corresponding period in 2013. The decrease in selling and marketing expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $23,481, or 48%. The decrease was mainly a result of decrease in salaries of sales personnel of $11,458 and decrease in travel cost of $9,700, and decrease in miscellaneous expense of $2,323. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in the first half year of 2014.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses for administrative personnel, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $465,224 for the nine months ended September 30, 2014, compared to $425,382 for the corresponding period in 2013. The increase in general and administrative expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was $39,842, or 9%. The increases were mainly due to increase of share-based payment of $84,748, offset by decrease in office expenses of $19,748, decrease in salaries of sales personnel of $20,623 and decrease in miscellaneous fee of $4,535 as the management adjusted the personnel structure and lowered the office expenses budget in the first half year of 2014.

Loss from Operations

As a result of the foregoing, our operating loss was $72,913 for the nine months ended September 30, 2014, compared to loss of $271,652 for the nine months ended September 30, 2013.

Other Income

Other income was $8,270 for the nine months ended September 30, 2014, compared to other income of $1,215,347 for the corresponding period in 2013. The difference was mainly a result of decreased subsidy income in 2014 and a lack of customer deposit in 2014 which was recognized as other income in the second quarter of 2013 due to the reasonably assured collectability.

Income Tax Expense

Income tax expense was $57,920 for the nine months ended September 30, 2014, compared to $289,304 for the nine months ended September 30, 2013.

Net Income (loss)

For the nine months ended September 30, 2014, we had net loss of $122,563, compared to the net income of $654,391 for the nine months ended September 30, 2013.

Results of Operations for Three Months Ended September 30, 2014 and 2013

The following table shows key components of the results of operations during three months ended September 30, 2014 and 2013:

	For Three Months Ended September 30,		Change of Amount	Change of %
	2014	2013
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$274,279	$222,229	$52,050	23%
- Related parties	6,761	6,754	7	0%
	281,040	228,983	52,057	23%
Cost of revenue
- Third parties	92,067	126,507	(34,440)	(27)%
- Related parties	2,304	3,845	(1,541)	(40)%
	94,371	130,352	(35,981)	(28)%

Gross profit	186,669	98,631	88,038	89%

Operating expenses:
Research and development expenses	30,810	31,197	(387)	(1)%
Selling and marketing expenses	5,946	15,963	(10,017)	(63)%
General and administrative expenses	106,161	90,226	15,935	18%
Total operating expenses	142,917	137,386	5,531	4%
Income (loss) from Operations	43,752	(38,755)	82,507	(213)%

Other income	2,326	7,020	(4,694)	(67)%

Income (loss) from operations before income taxes	46,078	(31,735)	77,813	(245)%
Provision for income taxes	28,247	1,223	27,024	2,210%
Net income (loss)	17,831	(32,958)	50,789	(154)%

Other comprehensive loss
Foreign currency translation adjustment	(197)	(5,297)	5,100	(96)%
Comprehensive income (loss)	$17,634	$(38,255)	$55,889	(146)%

Revenue

Total revenues were $281,040 for three months ended September 30, 2014, compared to $228,983 for the corresponding period in 2013. The increase was mainly attributable to increases in online members to 38 with average annual contract price of $45,439, from 31 with average annual contract price of $42,108.

Costs and Expenses

Cost of revenue

Total cost of revenues was $94,371 for the three months ended September 30, 2014, compared to $130,352 for the corresponding period in 2013. The decrease in cost of revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $35,981, or 28%. The decrease in cost of revenues was mainly a result of decrease in the cooperation fee for network building of $40,584 paid to WO 3G mobile TV, and decrease in sales tax of $11,697, offset by increase in labor cost of $11,874 and other cost increase of $4,426.

Operating Expenses

Total operating expenses were $156,410 for the three months ended September 30, 2014, compared to $142,917 for the corresponding period in 2013. The increase in operating expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $5,531, or 4%. The increase was mainly caused by increase in general and administrative expenses of $15,935, offset by decrease of selling expenses of $10,017 and decrease in research and development expenses of $387.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses associated with research projects in new products and services, expenses related to improving existing products and services, and expenses related to optimizing our websites, mainly including development and maintenance costs of online advertisements on our website.

Research and development expenses were $30,810 for the three months ended September 30, 2014, compared to $31,197 for the corresponding period in 2013. The decrease in research and development expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $387, or 1%. The decrease was mainly related to decrease in salary and benefits expenses for research and development personnel.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses for sales personnel, sales commissions and travel expenses.

Selling and marketing expenses were $5,946 for the three months ended September 30, 2014, compared to $15,963 for the corresponding period in 2013. The decrease in selling and marketing expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $10,017, or 63%. The decrease was mainly a result of decrease in salaries for sales personnel by $5,923 and decrease in miscellaneous expense of $4,094. The main reason for the decrease of staff cost because contracts developed in 2014 were less than those in 2013, so did the incentive salary for selling personnel.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses for administrative personnel, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $106,161 for the three months ended September 30, 2014, compared to $90,226 for the corresponding period in 2013. The increase in general and administrative expenses from the three months ended September 30, 2013 to the three months ended September 30, 2014 was $15,935 or 18%. The increases were mainly due to increase in share-based compensation of $10,538, increase in office expenses of $1,804, and increase in miscellaneous fee of $3,593 as the management adjusted the personnel structure from the second quarter 2014.

Income (Loss) from Operations

As a result of the foregoing, our operating income was $43,752 for the three months ended September 30, 2014, compared to loss of $38,755 for the three months ended September 30, 2013.

Other Income

Other income was $2,326 for the three months ended September 30, 2014, compared to other income of $7,020 for the corresponding period in 2013. The difference was mainly a result of increased subsidy income in 2014.

Income Tax Expense

Income tax expense was $28,247 for the three months ended September 30, 2014, compared to $1,223 for the three months ended September 30, 2013. The increase was led by increased operating income during the three months ended September 30, 2014 and the incurring of income tax expense in this period.

Net Income (loss)

For the three months ended September 30, 2014, we had net income of $17,831, compared to the net loss of $32,958 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2014, we had cash and cash equivalents of approximately $186,485. As of December 31, 2013, we had cash and cash equivalents of approximately $135,465. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

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

Our cash flows were summarized below:

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$54,267	$(606,686)
Net cash used in investing activities	(2,276)	(5,708)
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	(971)	11,372
Net increase (decrease) in cash and cash equivalents	51,020	(601,022)
Cash and cash equivalents at beginning of period	135,465	685,467
Cash and cash equivalents at end of period	$186,485	$84,445

Net Cash provided by (used in) Operating Activities

For the nine months ended September 30, 2014, $54,267 net cash provided by operating activities was primarily attributable to our net loss of $122,563 adjusted by non-cash items of depreciation and amortization of $22,127 and $100,843 issuance of shares to employees and part-time consultants, decreased prepaid expenses by $70,404 due to decreased advanced payment for advertising strategic cooperation fee, decreased other liabilities by $2,685, decreased deferred revenue by $128,275, and decreased prepaid tax by $7,864, offset by increased advance from customers by $65,038, increased income tax payable by $57,920 and increased accounts receivable by $678.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2014, net cash used in investing activities of $2,276 was due to the purchase of new office equipment.

For the nine months ended September 30, 2013, net cash used in investing activities of $5,708 was primarily the result of the purchase of office equipment for $5,708.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2014 and 2013, there was no cash provided by financing activities, respectively.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,678,073 and $1,555,510 as of September 30, 2014 and December 31, 2013 and net losses of $122,563 and net income of $654,391 for the nine months ended September 30, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through lending from related parties and equity financing arrangements. However, no related parties are under contractual obligations to fund the Company; we do not have any currently available financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until when it generates recurring revenues and ultimately attains profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2014 and December 31, 2013, we had lease agreements for the principal offices with commitment amount of $14,332 and $13,634, respectively. The unpaid contract amount is expected to be paid in one year. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2014 for the material weakness describe below.

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

On September 17, 2014 the Company granted equity awards of 373,200 shares to 13 part-time consultants for the services rendered. The total fair value of these shares at the date of grant was estimated to be $10,538. The shares were issued in reliance upon exemptions from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

CHINA NETWORK MEDIA, INC.

Dated: November 14, 2014	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

