Form 10-K
period 2014-12-31
China Network Media, Inc.
filed 2015-03-31
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014: none.

As of March 31, 2015, there were 65,604,533 shares of the registrant’s common stock outstanding.

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

The Company’s voluntary filer status may lead to its removal from the Over-the-Counter Bulletin Board (“OTCBB”), as Rule 6530 of the Financial Industry Regulatory Authority provides that issuers must be required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 in order to remain listed.

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

In 2015, we plan to continue to focus on marketing our online advertisement service to build sustainable income steam.

In addition to the business described above, the Company intends to explore business opportunities in retirement home industry in Dalian, China.

Our Corporate History

We were founded on April 18, 2008 as Instructor, Inc., a development stage company, under the laws of the State of Delaware.  On October 12, 2009, we changed our name to Metha Energy Solutions Inc.  We entered into our current line of business on October 29, 2012 by acquiring Science& Technology World Website Media Group Co., Ltd., a British Virgin Islands company (“Science & Technology BVI”).

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

We also undertake big events to spread out our brand name, and therefore, earn the opportunities with other major media companies and enterprises. For example, from June to November in year of 2012, we have organized on the events called “China Brand image spokesman competition” During the 21st century, Chinese brands are poised to step into a new age. To set up a well-known brand, a company would need a high quality image spokesman to represent its product besides the high quality of its product. The aim of this contest is to select high quality image spokesman for emerging national brand, the advisory institutions for this contest include General Administration of Quality Supervision, Inspection and Quarantine of PRC, China Enterprise Confederation, China Enterprise Directors Association, China Radio and Television Association and China Council for the Promotion of Famous Brand Strategy. After local selection and final contest, a hundred brand image spokesmen will be chosen as winners of this contest. We have set up a team to deal with the work of contest design, operation, promotion and sponsorship. Local contest will be held by different local enterprises who have related qualifications and our authorization. The income of this event is mainly from the sponsorship of the final contest, endowment of co-organizers, sponsor from exclusive product enterprise, and 500,000 RMB from each enterprise who undertake the local contest.

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

Multi-language website provides potential opportunities to attract clients from all over the world. We currently operate our website through three (3) languages: Chinese, English and Japanese. We believe with our multi-language portal website, more audience from the world will be able to learn, to communicate, and share information through our website.

Our Growth Strategy

Our vision is to become the primary source of technology information, knowledge, products platform for companies and entrepreneurs in China and, in the future, we hope to attract international technology professionals and enterprises through our multi-languages website. We intend to achieve our vision by expanding our content library and user base, enhancing our brand and improving our business model. More specifically, we plan to implement the following strategies:

•	Increase the breadth and depth of our online technology content library. We currently have more than 34 in-house editors to collect and translate the most updated news through the world. We believe that the long-term strategy of having a global growth is to improve the strength and capability to collect prompt information in time, and therefore, turning ourselves into one of the Chinese top online news channel.

•	Further enhance our brand recognition. We have a limited operating history that has yet to build adequate exposure in our business. We plan to dedicate more effort on company brand management through a cost effective way, such as promoting our brand through our strategic cooperation partners, high-technology product representative agent, carrying out important social events with famous media channels and brands.

•	Expand our revenue sources. Our current revenue is mainly generated from online advertising for our customers through membership sales model. After the 2008 Olympic competition was rebroadcasted on mobile TV for the first time, the new media such as mobile TV created a new space for advertising business, which provide possibilities for us to expand our advertising business into new media. The 12th Five-Year Plan issued by China’s Ministry of Industry and Information Technology (MIIT) established aggressive development targets for the China telecommunications industry from 2011 to 2015. During this time, China’s mobile communications user base will reach more than 1.1 billion with total Internet users climbing to 600 million, representing a 40% penetration rate (www.iresearchchina.com). We regard the development of a base of smart phone users a key to grasp the opportunity in new media advertising business. We have engaged WO 3G mobile TV, which is a new mobile media that developed by Liaoning broadcast TV and China Unicom, the second largest mobile phone operator in the country, to build a mobile platform for advertisement and publicity demands. As of this Report, we are uncertain when the mobile platform will be completed.

•	Diversify our revenue sources. With the increase of our market share, brand recognition, and technology development, we expect to be able to work with most high-tech companies to develop a stable and active online trading platform, and by then, we anticipate that we will derive a new revenue stream from the trading platform. See “our business and service” section for more information.

•	Expand our online network infrastructure and optimize our services. In order to increase website hits, we modify our website from time to time to provide the most user-oriented set up.

•	Recruit additional qualified employees and enhance our research and development capabilities. In connection with the expansion of our business, we plan to continue recruiting more highly qualified individuals to conduct our operations of our website while maintaining the consistency and quality of the services that we deliver. We also plan to recruit more high profile personnel in our research and development department and invest in enhancing our research and development capabilities to be more competitive.

Our Services

We currently generate revenues through our diverse advertisement package to our business clients. We generally target the companies with the following three distinct criteria to o be our customers:

•	Companies that have its own innovative technology and project or have had significant success in the technology industry;

•	Companies that are reputable and have great influence in their respective industry; and

•	Companies that have fine product quality and recognized brand in the industry.

We have classified our service package as follow (Service fee in RMB):

	Platinum Package	Gold Package	Silver Package	Bronze Package
Fee/ year	500,000	300,000	200,000	100,000
Service Item
Front page ad	1 years, 20MM* 50MM	1 years, 20MM* 50MM	1 years, 20MM* 50MM	No
Online exhibition display	1years	1 years	1 years	No
Multi-lingual online profile	1 years	1 years	1 years	1 year
Trading platform setup	1 years	1 years	1 years	No
Job recruitment	1 years	1 years	1 years	1 year
Online magazine advertisement	1 years	1 years	1 year	1 year
Annual conference or summit	at least once a year	at least once a year	at least once a year	once a year
Public relations	Yes	Yes	Yes	Yes
Keyword for searching engine	1 year	1 year	No	No
Website design	Yes	No	No	No
Business Referrals	1 year	1 year	1 year	1 year
Discount for partnership members with S&T	Yes	Yes	No	No

Details of Service Offered in Package

Front page ad: front page advertisement for our member companies on our website;

Online exhibition display: display our member companies’ products and corporate profile on our website;

Multilingual online profile: develop the member company’s corporate profile with more than one language. They can choose to develop their corporate profile in English, Japanese or other languages;

Setup trading platform: help our member company setup an online trading section on our website under the online trading section;

Job recruitment: setup a corporate recruiting section on our website for our member companies, to help them recruit new employees from our website resources;

Online magazine advertisement: we help our member companies design and display their own corporate magazine on our website;

Annual conference/summit: we organize conferences for more than one time in a year; the topic for each conference can vary. The membership companies will be invited to join the conference we organize;

Public Relations: we provide public relation services by running articles based on a specific topic for our member company’s core business and/or background of the executive officers.

Keyword for searching engine: we can set the name of our member company’s firm as the keyword in our search engine, so when any individual or corporate wants to search any information on our website, the keyword will show up immediately;

Website design: we provide website design service to our member company;

Business Referrals: we introduce business relations for our member company within our website;

Discount for partnership members with S&T: we offer exclusive discounts to our member company who wants to enter into partnership relationship with Science and Technology (Dalian). This innovative business model differentiates us from other advertising companies:

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

Business Mode of Software and Information Service

The Company has established a research and development team to handle our website’s daily technique upgrade and support related research and development efforts. Meanwhile, we make available to our clients software outsource services, such as building corporate websites or office management systems.

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

Our Company has strict product selecting procedures. Before we introduce a product to customers, we verify the qualification of the manufacturing enterprise and conduct a series of test of the products’ function and performance. Furthermore, we work directly with enterprises, enhancing the price advantage of these products.

We have two strategies to offer online trading platform services: exclusive distribution of technology product and equity participation program. The first strategy requires us to buy out all the distribution right of a product in a specific area from a company; on top of that we will put this product on our promotion network. Our revenue comes from the price difference of the product. With the second strategy, we will select a product which is likely to have a vigorous momentum in the future. We cooperate with the manufacturing enterprise through cash investment, technology investment or other cooperative mode. Investing in these businesses and being part of the operations of these companies, we are able to generate revenues from the profit distribution of the enterprise.

Our Customers

We seek to target science and technology companies and entrepreneurs that:

•	need to have its own technology created and have innovative project or have had significant success in the technology industry;
•	are reputable in their industry, and can influence the whole industry with their reputation;
•	offer quality product and are well recognized in the industry.

We have various customers that come from different industries, such as: logistics, energy, social society, healthcare, construction, machinery, clothing, food and retailing and so forth.

Sales and Marketing

Sales to customers in China account for all of our revenue. We target our sales efforts primarily in major leading companies in China; however, we tend to focus on the local companies in Dalian and Northeast China for the beginning of our business, and then expand to companies throughout all China. We have developed and strive to maintain a diversified sales network that allows us to effectively market products and services to our customers. Our sales and marketing team currently consists of ten (10) full time employees and some part-time workers. Our executive management team is also actively involved in business development and in managing our key client relationships.

Research and Development

The nature of our business requires us to update our technology frequently in order to compete with other business competitors in the business.

Since the beginning of our operation in 2010, we have striven to work on our website by increasing the input of our database, developing new channels and functions on our website, creating new platform for job recruitment, trading through different industries, and designing, editing, and publishing online journals and carrying out other activities to dramatically enlarge our service capability.

During 2014, the development and continuing upgrade of our website for Science & Technology website was the cornerstone of our services, as our current website offers more features to the users. First, we added several distinctive columns into our columns list in Chinese, English and Japanese version, including Gallery Week, Sci-tech Translate, Web Map, Sci-tech Search and Today in History, as we spent great efforts to advertise them deeply in our website. Second, we allocated more resources on the development of nation channels, as we used six months to launch four new national channels consecutively, which are Sci-tech Russia, Sci-tech UK, Sci-tech Germany and Sci-tech South-Africa. We expect the launch of the four channels to help us attract more new users from these four countries to visit our website and expand our business opportunities.

Competition

Our business model is to provide our business to business, or “B2B” platform to technology enterprises, and our revenue is generated from advertisement business through our membership payment model. We believe that our major competitors are companies that provide the same advertising portal website to B2B customers and also the portal website that provide services to individuals, the large internet companies such as, Sohu.com, Sina.com, Baidu.com and others. We also face competition from large online video advertisers such as Youku.com, Tudou.com and 56.com and others.

Traditional media channel (magazine, newspapers, and radio), telecommunications, street showcase, billboard, frame and public transport advertising companies are also our competitors.

Our advantage is that we provide a multi-lingual platform focus on a specific area, scientific and technology industry, to our customers. We can also provide more tailor-made services to different demand stratification customers with lower price. We also provide a platform for our members to have the opportunities to communicate with each other.

Our disadvantage is our less famous brand in the industry which will require us to put more efforts and fund to exploit sales channels and market shares.

Factors and Trends Affecting our Business

The internet and internet-related markets in China continued to evolve rapidly during 2014. According to an annual report issued by the China Internet Network Information Center (“CNNIC”), the total number of internet users in China had reached 649 million by the end of December 2014, with an increase of 31.17 million from the end of 2013. The number of mobile internet users in China had reached 557 million by the end of December 2014, with an increase of 56.72 million compared with the last year. Mobile internet is becoming the top channel for Internet users to access websites in China. Meanwhile, the rising of the Blog and E-commerce platform in China contributed to attracting an increasing number of internet users. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams.

However, China’s economy has been experiencing slower growth recently, with the result that many large advertisers were cautious regarding their spending on advertising in light of this economic uncertainty. At the same time, we have been facing fierce competition arising from existing and new internet companies, which have been seizing advertising market share. We have noted that this macro-economic environment and increased competition has had some impact on our brand advertising business.

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

We have received the approval on the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Applicant	Item Category		Trademark Validity
1	10494489		Science & Technology (Dalian)	42	*	April 7,2013—April 6,2023
2	10494453 and 10494499	TWWTN	Science &Technology (Dalian)	35 42	* *	April 7, 2013—April 6, 2023
3	10494470		Science &Technology (Dalian)	35	*	August 28, 2013—August 27, 2023

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

The Chinese patent system adopts a “first to file” principle, which means that, where more than one person files a patent application for the same invention, a patent will be granted to the person who filed the application first. To be patentable, invention or utility models must meet three conditions: novelty, inventiveness and practical applicability. A patent is valid for twenty (20) years in the case of an invention and ten (10) years in the case of utility models and designs. A third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement upon patent rights.

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

Employees

As of the date of this Report, we had a total of 61 employees. We have paid the social insurance coverage for our full time employees for certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees, which are in compliance with PRC law. The following table shows the number of our employees by function.

Function	Number Of Employees
Management	6
Technicians and Engineers	9
Editorials	26
Sales and Marketing	10
Accounting	3
Administration	7
Total	61

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

Item 2. Properties.

We currently operate in the following facility under a lease agreement. The aggregate monthly payment under these leases is RMB 43,828 (approximately $6,929), as set forth on the table below:

Facility	Address	Lessor	Space (Square Meters)	Monthly Rent	Lease Period
Dalian (headquarters)	Room 205, Building A, No. 1, Torch Road, Hi-tech Zone, Dalian, China	Dalian Hi-Tech Enterprises Service Center	1,440.92	$6,929	May 1, 2014 to April 30, 2015

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “CNNM”.  As of March 31, 2015, the closing price for our common stock was $1.5 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Our common stock is currently quoted on OTC Markets under the symbol “CNNM.”

	High		Low
Fiscal Year Ended December 31, 2015
First Quarter		$1.5		$0.1

Fiscal Year Ended December 31, 2014
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Fiscal Year Ended December 31, 2013
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Holders

As of March 31, 2015, there were 250 stockholders of record of common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

On December 14, 2014 the Company granted equity awards of 1,218,000 shares to 9 part-time consultants for the services rendered.

The issuances of the aforementioned shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2014, and December 31, 2013. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Our website has twenty-eight (28) domestic channels featuring different regions in greater China area and two user interactive and information sharing platforms bulletin board system (BBS) and Blog and, is available in three languages Chinese, English and Japanese.

•	Build brand image through multiple languages online magazines, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that are tailored to each business’ needs.

•	Showcase products to the public, through our customer-made corporate and factory facilities online show room;

•	Develop intelligent leisure retirement industry through building a unique international intelligent technology health leisure endowment industrial district including residential area, holiday resort, spa area etc.;

•	Develop an e-commercial platform to combine the online sales business with above intelligent leisure district and all the branches over the world to provide elderly products and also exclusive products provided by our agents;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs;

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

Online Membership Revenue

Online membership revenue includes revenue from members for brand advertising services as well as others services such as planning and advertising revenue and information revenue.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

The exchange rates used for foreign currency translation were as follows

(US$1 = RMB):

	Year End	Average
12/31/2014	6.1535	6.1482
12/31/2013	6.1140	6.1982

(US$1 = HKD)
	Year End	Average
12/31/2014	7.7580	7.7549
12/31/2013	7.7638	7.7546

No representation is made that the RMB amounts and HKD amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $56,845 at December 31, 2014 and $59,158 at December 31, 2013, respectively.

Results of Operations for Years Ended December 31, 2014 and 2013

The following table shows key components of the results of operations during the years ended December 31, 2014 and 2013 :

	For Years Ended December 31,		Change of Amount	Change of %
	2014	2013

Revenue
- Third parties	$1,256,987	850,034	$406,953	48%
- Related parties	27,108	26,890	218	1%
	1,284,095	876,924	407,171	46%
Cost of revenue
- Third parties	443,685	496,291	(52,606)	(11)%
- Related parties	9,568	15,700	(6,132)	(39)%
	453,253	511,991	(58,738)	(11)%

Gross profit	830,842	364,933	465,909	128%

Operating expenses:
Research and development expenses	120,013	114,243	5,770	5%
Selling and marketing expenses	29,620	56,243	(26,623)	(47)%
General and administrative expenses	644,998	552,512	92,482	17%
Total operating expenses	794,631	722,998	71,633	10%
Income (Loss) from Operations	36,221	(358,065)	394,276	(110)%

Other income	155,473	1,282,492	(1,127,019)	(88)%

Income from operations before income taxes	191,684	924,427	(732,743)	(79)%
Provision for income taxes	150,829	306,945	(156,116)	(51)%
Net income	40,855	617,482	(576,627)	(93)%

Other comprehensive loss
Foreign currency translation adjustment	2,313	(24,446)	26,759	(109)%
Comprehensive income	$43,168	593,036	$(549,868)	(93)%

Revenue

Total revenues were $1,284,095 for the year ended December 31, 2014, compared to $876,924 for the corresponding period in 2013. The increase in total revenues from the year ended December 31, 2013 to the year ended December 31, 2014 was $407,171, or 46%. The increase was mainly attributable to increases in online members to 54 with average annual contract price of $66,284 from 40 with average annual contract price of $41,220, driven by the business development activities since the second half of year 2012.

Costs and Expenses

Cost of revenue

Total cost of revenues was $453,253 for the year ended December 31, 2014, compared to $511,991 for the corresponding period in 2013. The decrease in cost of revenues from the year ended December 31, 2013 to the year ended December 31, 2014 was $58,738, or 11%. The main decrease in cost of revenues was mainly a result of decrease in the fees paid to WO 3G mobile TV for mobile platform construction of $101,656 due to the termination of collaboration in fiscal year 2014, decrease in information cost of $9,429, and other expenses of $2,020, offset by increase in labor related cost of $54,366.

Operating Expenses

Total operating expenses were $794,631 for the year ended December 31, 2014, compared to $722,998 for the corresponding period in 2013. The increase in operating expenses from the year ended December 31, 2013 to the year ended December 31, 2014 was $71,633, or approximately 9.91%. The increase was mainly attributed to the increase of research and development expenses of $5,770 and general and administrative expenses of $92,486, which are mainly due to the issuance of share based payment and offset by decrease of selling expenses of $26,623.

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

Research and development expenses were $120,013 for the year ended December 31, 2014, compared to $114,243 for the corresponding period in 2013. The increase in research and development expenses from the year ended December 31, 2013 to the year ended December 31, 2014 was $5,770, or 5%. The increase was mainly related to increase in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $29,620 for the year ended December 31, 2014, compared to $56,243 for the corresponding period in 2013. The decrease in selling and marketing expenses from the year ended December 31, 2013 to the year ended December 31, 2014 was $26,623, or 47%. The decrease was mainly contributed by decrease in office expenses by $12,525, salary by $4,259 and miscellaneous expense by $9,839. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in 2014.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $644,998 for the year ended December 31, 2014, compared to $552,512 for the corresponding period in 2013. The increase in general and administrative expenses from the year ended December 31, 2013 to the year ended December 31, 2014 was $92,486, or approximately 16.74%. The increases were mainly due to a difference of an increase of $133,953 related to shares granted and issued to employees, and a $27,454 increase in professional fees and a $23,921 decrease in staff expenses, a $17,675 decrease in office expenses, a $11,095 decrease in transportation and $16,230 decrease in miscellaneous fee.

Income from Operations

As a result of the foregoing, our operating income was $36,211 for the year ended December 31, 2014, compared to loss of $358,065 for the year ended December 31, 2013.

Other Income

Other income was $155,473 for the year ended December 31, 2014, compared to other income of $1,282,492 for the corresponding period in 2013. There was no customer deposit recognized as other income in 2014. The other income in 2014 was mainly for the governmental subsidy.

Income Tax Expense

Income tax expense was $150,829 for the year ended December 31, 2014, compared to $306,945 for the year ended December 31, 2013. The decrease of income tax mainly due to less profit was driven from business operating.

Net Income

For the year ended December 31, 2014, we had net income of $40,855, compared to the net income of $617,482 for the year ended December 31, 2013.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,514,655 and $1,555,510 as of December 31, 2014 and December 31, 2013 and net income of $40,855 and $617,482 for the year ended December 31, 2014 and 2013, respectively. Also, the Company’s current liability exceeds current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2014, the Company generated net income of $40,855 and generated more revenue to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of December 31, 2014, we had cash and cash equivalents of approximately $909,922. As of December 31, 2013, we had cash and cash equivalents of approximately $135,465. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We believe that the current cash and cash equivalents combined with proceeds that it expect to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe that we will generate cash flow from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Year Ended December 31,
	2014	2013

Net cash provided by (used in) operating activities	$776,162	$(559,200)
Net cash used in investing activities	(2,277)	(5,683)
Net cash provided by financing activities	2,109	-
Effect of exchange rate change on cash and cash equivalents	(1,537)	14,881
Net increase (decrease) in cash and cash equivalents	774,457	(550,002)
Cash and cash equivalents at beginning of period	135,465	685,476
Cash and cash equivalents at end of period	$909,922	$135,465

Net Cash Used in Operating Activities

For the year ended December 31, 2014, $776,162 net cash provided by operating activities was primarily attributable to our net income of $40,885 adjusted by non-cash items of depreciation and amortization of $30,819 and issuance of stocks to employees of $161,133, prepaid expenses and other current assets decreased by $80,897 due to decreased advanced payment for advertising strategic cooperation fee, prepaid taxes decreased by $2,517, income tax payable increased by $116,125, accounts receivable decreased by $7,455 and deferred revenue increased by $414,373 and offset by advance from a customer decreased by $48,795 deferred revenue-noncurrent decreased by $11,295 and other current liabilities decreased by $12,888.

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

Net Cash Used in Investing Activities

For the year ended December 31, 2014, net cash used in investing activities of $2,277 was primarily the result of the purchase of office equipment.

For the year ended December 31, 2013, net cash used in investing activities of $5,683 was primarily the result of the purchase of office equipment.

Net Cash Provided by Financing Activities

For the year ended December 31, 2014, net cash provided by financing activities of $2,109 was primarily the result of the increase of due to a related party.

For the year ended December 31, 2013, there was no cash used in financing activities.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2014 and December 31, 2013, we had lease agreements for the principal offices with commitment amount of $25,883 and $13,634, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-25, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

 FOR FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Network Media, Inc.

We have audited the accompanying consolidated balance sheets of China Network Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of China Network Media, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the result its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a shareholder’s deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

March 31, 2015

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

China Network Media Inc.

Consolidated Balance Sheets

(U.S. Dollars)

	December 31,	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$909,922	$135,465
Accounts receivable	-	7,496
Prepaid taxes	92,127	90,191
Prepaid expenses and other current assets	41,234	122,850
Total current assets	1,043,283	356,002
Property and equipment, net	20,485	49,319
Total assets	$1,063,768	$405,321

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$964,252	$553,790
Due to a related party	84,662	83,088
Advance from a customer	32,502	81,779
Income tax payable	133,620	17,707
Other current liabilities	32,229	45,397
Total current liabilities	1,247,265	781,761
Deferred revenue, non current	-	11,358
Total liabilities	$1,247,265	$793,119

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 65,175,333 and 60,395,829 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	65,175	60,396
Additional paid in capital	1,322,828	1,166,474
Accumulated deficit	(1,514,655)	(1,555,510)
Accumulated other comprehensive loss	(56,845)	(59,158)
Total shareholders' deficit	(183,497)	(387,798)
Total liabilities and shareholders' deficit	$1,063,768	$405,321

See accompanying notes to the consolidated financial statements.

 * The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income

(U.S. Dollars, except shares)

	For the Year Ended December 31,
	2014	2013
Revenue
- Third parties	$1,256,987	$850,034
- Related parties	27,108	26,890
	1,284,095	876,924
Cost of revenue
- Third parties	443,685	496,291
- Related parties	9,568	15,700
	453,253	511,991

Gross profit	830,842	364,933

Operating expenses:
Research and development expenses	120,013	114,243
Selling and marketing expenses	29,620	56,243
General and administrative expenses	644,998	552,512
Total operating expenses	794,631	722,998
Income (Loss) from Operations	36,211	(358,065)

Other income	155,473	1,282,492

Income from operations before income taxes	191,684	924,427
Provision for income taxes	150,829	306,945
Net income	40,855	617,482

Other comprehensive income (loss)
Foreign currency translation adjustment	2,313	(24,446)
Comprehensive income	$43,168	$593,036

Basic and diluted income per share	$0.001	$0.01

Weighted-average number of shares outstanding -Basic and diluted	62,891,032	60,011,005

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statement of Changes in Shareholders' Deficit

For the Years Ended December 31, 2014 and 2013

(U.S. Dollars)

				Accumulated
	Common	Common	Additional	Other Com-		Total
	Stock	Stock	Paid in	prehensive		Shareholders
	Outstanding	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2012	56,300,452	56,300	1,143,390	(34,712)	(2,172,992)	(1,008,014)

Issuance of shares to employees	4,260,410	4,261	22,919	-	-	27,180
Cancellation of shares to employees	(165,033)	(165)	165	-	-	-
Foreign currency translation adjustment	-	-	-	(24,446)	-	(24,446)
Net income	-	-	-	-	617,482	617,482
Balances at December 31, 2013	60,395,829	$60,396	$1,166,474	$(59,158)	$(1,555,510)	$(387,798)

Issuance of shares to employees	4,789,504	4,791	156,342	-	-	161,133
Cancellation of shares to employees	(12,000)	(12)	12	-	-	-
Foreign currency translation adjustment	-	-	-	2,313		2,313
Net income	-	-	-	-	40,855	40,855
Balances at December 31, 2014	65,173,333	$65,175	$1,322,828	$(56,845)	$(1,514,655)	$(183,497)

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

(U.S. Dollars)

	For the Year Ended December 31,
	2014	2013

Cash Flows From Operating Activities
Net income	$40,855	$617,482
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	30,819	27,180
Issuance of shares to employees and part-time consultants	161,133	37,423
Changes in operating assets and liabilities:
Accounts receivable	7,455	(7,395)
Prepaid expenses and other current assets	80,897	171,383
Advance from a customer	(48,795)	80,669
Deferred revenue	414,373	(216,177)
Prepaid taxes	(2,517)	14,375
Income tax payable	116,125	179,249
Other current liabilities	(12,888)	(1,198,078)
Deferred revenue, non current	(11,295)	(265,311)
Net cash provided (used in) by operating activities	776,162	(559,200)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,277)	(5,683)
Net cash used in investing activities	(2,277)	(5,683)

Cash Flows From Financing Activities
Cash proceeds from related parties	181,023	-
Cash repayment to a related party	(178,914)	-
Net cash used in financing activities	2,109	-
Effect of exchange rate fluctuation on cash and cash equivalents	(1,537)	14,881

Net increase (decrease) in cash and cash equivalents	774,457	(550,002)
Cash and cash equivalents, beginning of year	135,465	685,467
Cash and cash equivalents, end of year	$909,922	$135,465

Supplemental disclosure information:
Income taxes paid	$34,704	$127,680

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

NOTE 2.          GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,514,655 and $1,555,510 as of December 31, 2014 and December 31, 2013, respectively. Also, the Company’s current liability exceeds current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2014, the Company generated net income of $40,855 and generated more revenue to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of December 31, 2014, the Company had cash and cash equivalents of approximately $909,922. As of December 31, 2013, the Company had cash and cash equivalents of approximately $135,465. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

As of December 31, 2014, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

Total assets	$1,063,768	$405,321

Total liabilities	$1,247,265	$793,119

	For the Year Ended December 31,
	2014	2013

Revenues	$1,284,095	$876,924

Net income	$40,855	$617,482

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

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company did not have any off-balance-sheet credit exposure relating to its customers, suppliers or others. As of December 31, 2014 and December 31, 2013, management has determined that no allowance for doubtful accounts is required.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the years ended December 31, 2014 and 2013, respectively.

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

Online Membership Revenue

Online membership revenue includes revenue from members for brand advertising services as well as others services such as planning and advertising revenue and information revenue.

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

j.	Earnings per common share

Basic earnings per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding warrants. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

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

The exchange rates used for foreign currency translation were as follows

(US$1 = RMB):

	Year End	Average
12/31/2014	6.1535	6.1482
12/31/2013	6.1140	6.1982

(US$1 = HKD):

	Year End	Average
12/31/2014	7.7580	7.7549
12/31/2013	7.7638	7.7546

No representation is made that the RMB amounts and HKD amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $56,845 at December 31, 2014 and $59,158 at December 31, 2013, respectively.

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

As of December 31, 2014, the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-18, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of December 31, 2013.

NOTE 6.          OTHER INCOME

Other income represented subsidy income in 2014, and non-refundable customer’s deposit and subsidy income from government in 2013. The deposit of $1,198,741 from a customer in 2013 was for the project entered into in 2012. During the year of 2013, the customer confirmed not to request for the refund on the deposit. Therefore, the Company recognized the deposit as other income in 2013.

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

Concentration

During the years ended December 31, 2014 and 2013, the Company had concentration of sales to the top customer accounting for 13% and 29%, respectively. No other customer accounting for over 10% of total revenue.

For the years ended December 31, 2014 and 2013, the top supplier accounted for 17% and 32% of the Company’s purchases, respectively.

NOTE 8.          PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2014 and December 31, 2013, prepayment and other current assets consist of:

	December 31, 2014	December 31, 2013

Prepaid rental, phone and to other vendors	$5,199	$11,036
Prepayment to advertisement and internet resources providers	18,428	75,106
Other current assets	17,607	36,708
	$41,234	$122,850

Prepayment to advertisement and internet resource providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 9.          PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013

Office and other equipment	$96,022	$102,334
Computers	64,444	65,351
Property and equipment, cost	160,466	164,595
Less: accumulated depreciation	(139,981)	(118,366)
Property and equipment, net	$20,485	$49,319

Depreciation expense for the years ended December 31, 2014 and 2013 were $30,289 and $37,423, respectively.

NOTE 10.        RELATED PARTY TRANSACTIONS

At December 31, 2014 and December 31, 2013, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $84,662 and $83,088, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

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

As of December 31, 2014 and December 31, 2013, advances from a customer and deferred revenue consisted of the following:

	December 31, 2014	December 31, 2013

Advances from a customer	$32,502	$81,779
Deferred revenue, current	964,252	553,790
Deferred revenue, non-current	-	11,358
Total	$996,754	$646,927

NOTE 12.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2014	December 31, 2013

Payroll payable	21,103	33,793
Other payable	11,126	11,604
Total	$32,229	$45,397

NOTE 13.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2014 and 2013.

The effective tax rate for the Company for the years ended December 31, 2014 and 2013 was 79% and 33% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2014	December 31, 2013

US federal rate	34%	35%
Taxable income	191,684	924,427
Computed expected income tax (expense)/ benefit	(65,173)	(323,549)
Reconciliation items:
Rate differential for domestic earnings	17,252	92,443
Non-deductible expenses	(2,164)	(2,084)
Valuation allowance on deferred tax assets	(100,744)	(73,755)
Effective income tax expense	$(150,829)	$(306,945)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of December 31, 2014, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of December 31, 2014 and December 31, 2013. The deferred tax assets arising from net operating losses will expire from 2017 if not utilized.

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

On September 17, 2014 the Company determined to grant equity awards of 373,200 shares to 13 part-time consultants for the services rendered. The total fair value of these shares at the date of grant was estimated to be $10,538.

On December 14, 2014 the Company determined to grant equity awards of 1,218,000 shares to 9 part-time consultants for the services rendered. The total fair value of these shares at the date of grant was estimated to be $60,234.

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

Based on the guidance and background noted above, there was no quoted price for those shares as the Company's shares still not active on OTCBB. The Company decided to use Level 2 to measure the fair value of the shares.

The fair value of the shares granted was $0.04945 per share calculated through the application of an income approach technique known as Discounted Cash Flow (“DCF”) method to evaluate the future value of the operation into a present market value. This method eliminates the discrepancy in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the operation.

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

NOTE 16.        SUBSEQUENT EVENTS

On February 10, 2015, the Company determined to grant equity awards of 429,200 shares to 2 part-time consultants and 46 employees for the services rendered. The total fair value of these shares at the date of grant was estimated to be $21,224.

There were no other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2014 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, additional trainings offered to our staff in the accounting department and improvements in areas identified below, our internal controls were not effective as of December 31, 2014 for the material weakness describe below.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position	Date of Appointment
Wei Jiang	58	Chairman of the Board	October 29, 2012
HuiAn Peng	60	Chief Executive Officer and Director	October 29, 2012
		Interim Chief Financial Officer	March 27, 2013
Jie Liang	35	Secretary and Director	October 29, 2012

Wei Jiang, Chairman of the Board, served as the President of Xie He Si Decoration Company of Dalian from 1995 to 2000. From 2000 to November 2009, Mr. Jiang served as the head of the academy of Pulan Building Design Institution. Mr. Jiang has over 20 year’s management experience, as he is currently in charge of the management and public relationship of the company. Mr. Jiang launched two new companies in 2014, which are Science & Technology Website Health Industry Co., Ltd and Science & Technology Website Business Co., Ltd, and served as the chairman in both companies.

HuiAn Peng, Chief Executive Officer, Interim Chief Financial Officer and Director, has published over 40 articles on journals, reporting articles, and enterprise operation management works. He has also published hundreds of news articles in the provincial level and central governmental level journals. He has over 20 years of management experience in the media industry. He served as the company’s Managing Director at Dalian Northeast Cultural Development Corporation from 2002 to 2010. In 2010, he became a member of board of directors and Vice President for Dalian Tianyi, and the beginning of 2011, he was appointed as the Chief Executive Officer of Science & Technology World Network (Dalian) Co., Ltd. In 2014, Mr. Peng was appointed as the CEO respectively by Science & Technology Website Health Industry Co., Ltd and Science & Technology Website Business Co., Ltd.

Jie Liang, Corporate Secretary and Director, has over 7 years working experience in financial related and business administration work. Before she joined our company, she was the security business representative for Acctrue, a publicly listed company that listed on China Gem board. She started her career in 2004 as an editor manager for commodities information channel at Shihua International Financial Information Co., Ltd, a wholly owned subsidiary by Sino-i Technology Ltd. (HK stock: 0250).

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
29

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2014 and 2013. These executive officers are referred to as the “named executive officers” throughout this Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wei Jiang	2013	$13,548	0	0	0	0	0	0	$13,548
Chairman	2014	$0	0	0	0	0	0	0	$0

HuiAn Peng	2013	$13,548	0	0	0	0	0	0	$13,548
CEO, Interim CFO and director	2014	$0	0	0	0	0	0	0	$0

Jie Liang (1)	2013	$11,612	0	0	0	0	0	0	$11,612
Secretary and Director	2014	$0	0	11,315	0	0	0	0	$11,315

(1)    Including 400,666 shares as equity award received on April 24, 2014, valued at $0.028 per share.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Employment Agreements

The Company entered into an employment agreement to engage Jie Liang as Corporate Secretary under the laws of PRC.  Other officers and directors have no employment agreements with the Company.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Executive Officers and Directors:
Wei Jiang Chairman	18,538,000	28.26%
HuiAn Peng Chief Executive Officer and Director	13,000,000	19.82%
Jie Liang Secretary and Director	1,610,666	2.46%
All directors and executive officers as a group (3 persons)		50.54%

Other 5% Shareholders:
None

(1) Based on 65,604,533 shares of common stock issued and outstanding as of March 31, 2015.

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

•	At December 31, 2014 and December 31, 2013, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $83,088 and $83,088, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $75,000 and $75,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $52,500 and $52,500, respectively for audit related fees from Marcum Bernstein& Pinchuk LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

CHINA NETWORK MEDIA INC.

Dated: March 31, 2015	By:	/s/ HuiAn Peng
HuiAn Peng President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wei Jiang	Chairman	March 31, 2015
Wei Jiang

/s/HuiAn Peng	Chief Executive Officer, Interim Chief Financial Officer and Director	March 31, 2015
HuiAn Peng	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/Jie Liang	Secretary and Director	March 31, 2015
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

