Form 10-Q
period 2015-03-31
China Network Media, Inc.
filed 2015-05-15
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes  ☐ No  ☒

At May 15, 2015, the registrant had 65,604,533 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

March 31, 2015

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

4

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

China Network Media Inc.

Consolidated Balance Sheets

  (Stated in US dollars, except for number of shares)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$561,578	$909,922
Prepaid taxes	84,280	92,127
Prepaid expenses and prepayment	18,298	23,627
Other current assets	156,563	17,607
Total current assets	820,719	1,043,283
Property and equipment, net	13,757	20,485
Total assets	$834,476	$1,063,768

Liabilities and shareholders’ deficit
Current Liabilities
Trade accounts payable	$163	-
Deferred revenue	673,883	964,252
Due to a related party	85,117	84,662
Advance from a customer	32,677	32,502
Income tax payable	33,553	133,620
Other current liabilities	31,238	32,229
Total current liabilities	856,631	1,247,265
Total liabilities	$856,631	$1,247,265

Shareholders’ deficit

Common stock ($0.001 par value,100,000,000 shares authorized; 65,604,533 and 65,175,333 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	65,604	65,175
Additional paid in capital	1,343,623	1,322,828
Accumulated deficit	(1,374,184)	(1,514,655)
Accumulated other comprehensive loss	(57,198)	(56,845)
Total shareholders' deficit	(22,155)	(183,497)
Total liabilities and shareholders' deficit	$834,476	$1,063,768

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

 (Stated in US dollars, except for number of shares)

	For Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$397,276	$275,404
- Related parties	-	6,808
	397,276	282,212
Cost of revenue
- Third parties	53,532	155,958
- Related parties	-	3,855
	53,532	159,813

Gross profit	343,744	122,399

Operating expenses:
Research and development expenses	9,282	32,756
Selling and marketing expenses	597	8,228
General and administrative expenses	134,504	143,423
Total operating expenses	144,383	184,407
Income (Loss) from Operations	199,361	(62,008)

Other income	7,061	3,749

Income (Loss) from operations before income taxes	206,422	(58,259)
Provision for income taxes	65,951	5,615
Net income (loss)	140,471	(63,874)

Other comprehensive loss
Foreign currency translation adjustment	(353)	3,632
Comprehensive income (loss)	$140,118	$(60,242)

Basic and diluted earnings (loss) per share	$0.002	$(0.001)

Weighted-average number of shares outstanding -Basic and diluted	65,409,009	60,392,051

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Periods Ended March 31, 2015 and 2014

(Stated in US dollars, except for number of shares)

	For Period Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$140,471	$(63,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,812	7,776
Issuance of shares to employees and part-time consultants	21,224	-
Changes in operating assets and liabilities:
Accounts receivable	-	(681)
Prepaid expenses and other current assets	(2,688)	46,272
Accounts payable	163	-
Advance from a customer	-	(49,021)
Deferred revenue	(294,407)	(25,654)
Prepaid taxes	8,310	(414)
Income tax payable	(100,395)	5,615
Other current liabilities	(1,159)	22,934
Deferred revenue, non current	-	(6,808)
Net cash used in operating activities	(221,669)	(63,855)

Cash Flows From Investing Activities
Short term loan to an unrelated party	(130,200)	-
Net cash used in investing activities	(130,200)	-

Cash Flows From Financing Activities
Cash proceeds from a related party	-	523
Net cash provided by financing activities	-	523
Effect of exchange rate fluctuation on cash and cash equivalents	3,525	(649)

Net decrease in cash and cash equivalents	(348,344)	(63,981)
Cash and cash equivalents, beginning of the period	909,922	135,465
Cash and cash equivalents, end of the period	$561,578	$71,484

Supplemental disclosure information:
Income taxes paid	$166,346	$-

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

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,374,184 and $1,514,655 as of March 31, 2015 and December 31, 2014, respectively. Also, the Company’s current liability exceeds current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2015, the Company generated net income of $140,471 and generated more revenue to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of March 31, 2015, the Company had cash and cash equivalents of approximately $561,578. As of December 31, 2014, the Company had cash and cash equivalents of approximately $909,922. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that the current cash and cash equivalents combined with proceeds that it expect to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions. The managementalso promised to provide economic supports to the Company for operation need including provide loans to the Company.

NOTE 3.	VARIABLE INTEREST ENTITIES

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its Variable Interest Entities (“VIEs”).

Risks in Relation to the VIE Structure:

The Ministry of Commerce of PRC (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”).

Under the Draft, Variable Interest Entities (“VIEs”) that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling persons) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors.

In conclusion, if the Draft enacted as proposed, it is possible that the Company's conduct of certain of its operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Company's income, revoking the business or operating licenses of the affected businesses, requiring the Company to restructure its ownership structure or operations, or requiring the Company to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Company's business operations, and have a material adverse impact on the Company's cash flows, financial position and operating performance. The Company's management considers the possibility of such a finding by PRC regulatory authorities to be remote.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws.

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

As of March 31, 2015, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the three months ended March 31, 2015 and 2014, respectively:

	March 31, 2015	December 31, 2014
	(Unaudited)

Total assets	$834,476	$1,063,768

Total liabilities	$856,631	$1,247,265

	For Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaduited)
Revenues	$397,276	$282,212

Net income (loss)	$140,471	$(63,874)

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

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations and cash flows for the three month periods ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

f.	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended March 31, 2015 and 2014, respectively.

g.	Revenue recognition

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

h.	Related parties

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

i.	Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding warrants. The Company has no such warrants. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

j.	Foreign currency transactions and translations

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

The exchange rates used for foreign currency translation were as follows:

	March 31, 2015	December 31, 2014
(US$1 = RMB) Balance sheet items, except for equity accounts	6.1206	6.1535
(US$1 = HKD) Balance sheet items, except for equity accounts	7.7545	7.7580

	Three Months Ended March 31,
	2015	2014
(US$1 = RMB) Items in the statements of income and comprehensive income, and statements of cash flows	6.1444	6.1199
(US$1 = HKD) Items in the statements of income and comprehensive income, and statements of cash flows	7.7556	7.7579

No representation is made that the RMB amounts and HKD amount could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $57,198 at March 31, 2015 and $56,845 at December 31, 2014, respectively.

k.	Fair Value Measurements

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

l.	Share-Based Compensation

Pursuant to ASC Topic 718, Compensation - Stock Compensation, the Company measures the cost of employee services received in exchange for an award of stock-based compensation based on the grant-date fair value of the award. The cost is recognized over the requisite service period, except for awards granted to employees for past services, which are fully expensed by the grant date.

m.	Recently adopted accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 to ASU 2015-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of March 31, 2015.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2015 and 2014:

	For Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net income (loss) for basic and diluted earnings (loss) per share	$140,471	$(63,874)

Weighted average shares used in basic and diluted computation	65,409,009	60,392,051
Earnings (Loss) per share:
Basic and diluted	$0.002	$(0.001)

NOTE 6.          CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents. The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration of customers and suppliers

For the three months ended March 31, 2015 three customers individually accounted for 46%, 19% and 12% of the Company’s sales, respectively. For the three months ended March 31, 2014, two customers individually accounted for 15% and 14% of the Company’s sales, respectively. Except for the aforementioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 there was no single supplier accounted for over 10% of the Company’s purchase. For the three months ended March 31, 2014, the top supplier accounted for 26% of the Company’s purchases. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2014.

NOTE 7.           PREPAID EXPENSES AND PREPAYMENT

At March 31, 2015 and December 31, 2014, prepaid expenses and prepayment consist of:

	March 31, 2015	December 31, 2014
	(Unaudited)

Prepaid rental, phone and to other vendors	$-	$5,199
Prepayment to advertisement and internet resources providers	18,298	18,428
	$18,298	$23,627

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           OTHER CURRENT ASSETS

As of March 31, 2015, other current assets mainly consist of amount due from an unrelated party for the cooperation in e-commercial platform. The amount will be refunded to the Company due to expiration of the cooperation.

NOTE 9.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Office and other equipment	$96,538	$96,022
Computers	64,790	64,444
Property and equipment, cost	161,328	160,466
Less: accumulated depreciation	(147,571)	(139,981)
Property and equipment, net	$13,757	$20,485

Depreciation expense for the three months ended March 31, 2015 and 2014 were $6,812 and $7,776, respectively.

NOTE 10.           RELATED PARTY TRANSACTIONS

At March 31, 2015 and December 31, 2014, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $85,117 and $84,662, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 11.        ADVANCE FROM A CUSTOMER AND DEFERRED REVENUE

Advances from a customer represent customer payment for membership contract but membership has not started.Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period. Deferred revenue, non-current consists of customer payments made in advance for membership contracts with terms of more than 12 months.

As of March 31, 2015 and December 31, 2014, advances from a customer and deferred revenue consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Advance from a customer	$32,677	$32,502
Deferred revenue, current	673,883	964,252
Total	$706,560	$996,754

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2015 and 2014.

The effective tax rate for the Company for the three months ended March 31, 2015 and 2014 was 32% and 79% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	March 31, 2015	March 31, 2014
	Unaudited	Unaudited
US federal rate	34%	35%
Taxable losses	206,422	(58,259)
Computed expected income taxbenefit	(70,183)	20,391
Reconciliation items:		-
Rate differential for domestic earnings	18,578	(5,826)
Non-deductible expenses	(185)	-
Valuation allowance on deferred tax assets	(14,161)	(20,180)
Effective income tax expense	$(65,691)	$5,615

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of March 31, 2015, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of March 31, 2015 and December 31, 2014. The deferred tax assets arising from net operating losses will expire from 2019 if not utilized.

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

B)	Value Added Tax and relevant surcharge

The Company’s revenue are subject to 6% value added tax (“VAT”) after deducting the VAT paid for the services purchased from suppliers and 0.72% total surcharge of the gross service income for the business incurred on and after November 1, 2015.

The Company pays the VAT when the invoices are issuedto customers and estimates the income tax as the full received amounts had been recognized as revenue. The prepaid VAT and income tax are deductible in the following years.

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

On February 25, 2014 the Company determined to cancel 10,000 shares which have been issued to 1 consultant, for the contract terminated. The total fair value of these shares was estimated to be $40.

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

The fair value of the shares granted was $0.04945 per share calculated through the application of an income approach to evaluate the future value of the operation into a present market value. This method eliminates the discrepancy in time value of money by using a discount rate to reflect all business risks including intrinsic and extrinsic uncertainties in relation to the operation.

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

NOTE 15.        SUBSEQUENT EVENTS

There were no any significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended March 31, 2015. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

As our main target, we are working on building a carrier in network technology industry integrating new network media, intelligent aged care, seniors housing and aged friendly communities, and technology product selling as the primary business; mobile TV media, traditional media, software development, network game as auxiliary business, to get huge business opportunity from internet industry and healthy retirement industry based in Dalian and facing the whole world:

•	Build brand image through multiple languages online magazines, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that are tailored to each business’ needs.

•	Showcase products to the public, through our custom-made corporate and factory facilities online show room;

Also, the Company has the following future developments:

•	Develop intelligent leisure retirement industry through building a unique international intelligent technology health leisure endowment industrial district including residential area, holiday resort, spa area etc. ;

•	Develop an e-commercial platform to combine the online sales business with above intelligent leisure district and all the branches over the world to provide elderly products and also exclusive products provided by our agents;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs;

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

Risks in Relation to the VIE Structure:

The Ministry of Commerce of PRC (“MOFCOM”) published a discussion draft of the proposed Foreign Investment Law (the “Draft”) in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China. The Draft embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments.

The MOFCOM is currently soliciting comments on the Draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The Draft, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations. The Draft expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a Foreign Investment Enterprise (“FIE”).

Under the Draft, Variable Interest Entities (“VIEs”) that are controlled via contractual arrangement would be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that falls under restricted to foreign investment or prohibited from foreign investment, the VIE structure may be deemed legitimate only if the ultimate controlling persons) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the VIEs will be treated as FIEs and any operation in the industry category falls under restricted to foreign investment or prohibited from foreign investment, without market entry clearance may be considered as illegal. Moreover, for the enterprises which are not incorporated under the laws of China (foreign investors) but are "controlled" by Chinese investors, they may submit documentary evidence to apply for identifying their investment as the investment by Chinese investors when they applying for the market entry clearance to engage in any investment as set out in industries restricted to foreign investment or prohibited from foreign investment in China. The competent authorities of foreign investment will grant the review opinion on whether the said investment is identified as the investment by Chinese investors.

In conclusion, if the Draft enacted as proposed, it is possible that the Company's conduct of certain of its operations and businesses through the VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Company's income, revoking the business or operating licenses of the affected businesses, requiring the Company to restructure its ownership structure or operations, or requiring the Company to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Company's business operations, and have a material adverse impact on the Company's cash flows, financial position and operating performance. The Company's management considers the possibility of such a finding by PRC regulatory authorities to be remote.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of the VIEs for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in a disruption of its business, and the Company cannot assure that the outcome will be in its favor. In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company is unable to enforce any of these agreements, the Company would not be able to exert effective control over the affected VIEs and consequently, the results of operations, assets and liabilities of the affected VIEs and their subsidiaries would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position and operating performance would be materially adversely affected.

The Company's agreements with respect to its consolidated VIEs are approved and in place. The Company's management believes that such agreements are enforceable, and considers it a remote possibility that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the agreements to be unenforceable under existing laws

Use of estimates

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

The exchange rates used for foreign currency translation were as follows:

	March 31, 2015	December 31, 2014
(US$1 = RMB)
Balance sheet items, except for equity accounts	6.1206	6.1535
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7545	7.7580

	Three Months Ended March 31,
	2015	2014
(US$1 = RMB)
Items in the statements of income and comprehensive income, and statements of cash flows	6.1444	6.1199
(US$1 = HKD)
Items in the statements of income and comprehensive income, and statements of cash flows	7.7556	7.7579

No representation is made that the RMB amounts and HKD amount could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $57,198 at March 31, 2015 and $56,845 at December 31, 2014, respectively.

Results of Operations for Three Months Ended March 31, 2015 and 2014

The following table shows key components of the results of operations during three months ended March 31, 2015 and 2014:

	For Three Months Ended March 31,		Change of Amount	Change of %
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$397,276	$275,404	$121,872	44%
- Related parties	-	6,808	(6,808)	(100)%
	397,276	282,212	115,064	41%
Cost of revenue
- Third parties	53,532	155,958	(102,426)	(66)%
- Related parties	-	3,855	(3,855)	(100)%
	53,532	159,813	(106,281)	(67)%

Gross profit (loss)	343,744	122,399	221,345	181%

Operating expenses:
Research and development expenses	9,282	32,756	(23,474)	(72)%
Selling and marketing expenses	597	8,228	(7,631)	(93)%
General and administrative expenses	134,504	143,423	(8,919)	(6)%
Total operating expenses	144,383	184,407	(40,024)	(22)%
Income (Loss) from Operations	199,361	(62,008)	261,369	(422)%

Other income	7,061	3,749	3,312	88%

Income (loss) from operations before income taxes	206,422	(58,259)	264,481	(453)%
Provision for income taxes	65,951	5,615	60,336	1075%
Net income (loss)	140,471	(63,874)	204,345	(320)%

Other comprehensive loss
Foreign currency translation adjustment	(353)	3,632	3,985	(110)%
Comprehensive income (loss)	$140,118	$(60,242)	$200,360	(333)%

Revenue

Total revenue was $397,276 for three months ended March 31, 2015, compared to $282,212 for the corresponding period in 2014. The increase in total revenues from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $115,064 or 41%. The increase was mainly attributable to the business development made by the Company to attract more large-scaled customers. There were 22 online members with average annual contract price of $67,305 from 37 online members with average annual contract price of $37,363, driven by the business development activities.

Costs and Expenses

Cost of revenue

Total cost of revenues was $53,532 for the three months ended March 31, 2015, compared to $159,813 for the corresponding period in 2014. The decrease in cost of revenues from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $106,281, or 67%. The decrease in cost of revenues was mainly a result of decrease in labor cost of $31,724, decrease in information cost of $58,001 due to the cooperation has ended in the second quarter of year 2014 and decrease in other cost of $18,378, offset by increase in sales tax of $1,822.

Operating Expenses

Total operating expenses were $144,383 for the three months ended March 31, 2015, compared to $184,407 for the corresponding period in 2014. The decrease in operating expenses from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $40,024, or 22%. The decrease was mainly attributable to decrease of research and development expenses of $23,474, decrease of general and administrative expenses of $8,919 and selling expenses of $7,631.

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

Research and development expenses were $9,282 for the three months ended March 31, 2015, compared to $32,756 for the corresponding period in 2014. The decrease in research and development expenses from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $23,474, or 72%. The decrease was mainly related to decrease in salary and benefits expenses due to the restructuring of the operating departments.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $597 for the three months ended March 31, 2015, compared to $8,228 for the corresponding period in 2014. The decrease in selling and marketing expenses from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $7,631, or 93%. The decrease was mainly contributed by decrease in travel expenses by $579, decrease in staff cost by $6,553 and increase in miscellaneous expense by $499. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in the first quarter of 2015. The restructuring of the operating departments also result in the decrease in selling expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $134,504 for the three months ended March 31, 2015, compared to $143,423 for the corresponding period in 2014. The decrease in general and administrative expenses from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $8,919, or 6%. The decreases were mainly due to a decrease of staff cost of $11,023, decrease of professional fee of $11,922, a decrease of $8,655 in miscellaneous fee offsetting by an increase of sharebase payment of $22,681 as the management adjusted the staff structure and cut the office expenses budget in the first quarter 2015.

Income (Loss) from Operations

As a result of the foregoing, our operating income was $199,361 for the three months ended March 31, 2015, compared to loss of $62,008 for the three months ended March 31, 2014.

Other Income

Other income was $7,061 for the three months ended March 31, 2015, compared to other income of $3,749 for the corresponding period in 2014. The increases were mainly due to more subsidy income in 2015.

Income Tax Expense

Income tax expense was $65,951 for the three months ended March 31, 2015, compared to $5,615 for the three months ended March 31, 2014. The Company has generated more income in the 3 months period of 2015 which lead to higher income tax expense.

Net Income (loss)

For the three months ended March 31, 2015, we had net income of $140,471, compared to the net loss of $63,874 for the three months ended March 31, 2014.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,374,184 and 1,514,655 as of March 31, 2015 and December 31, 2014,respectively. Also, the Company’s current liability exceeds current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2015, the Company generated net income of $140,471 and generated more revenue to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The management also promised to provide economic supports to the Company for operation need including provide loans to the Company.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of March 31, 2015, we had cash and cash equivalents of approximately $561,578. As of March 31, 2014, we had cash and cash equivalents of approximately $71,484. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

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

Our cash flows were summarized below:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(221,669)	$(63,855)
Net cash provided by investing activities	(130,200)	-
Net cash provided by financing activities	-	523
Effect of exchange rate change on cash and cash equivalents	3,525	(649)
Net decrease in cash and cash equivalents	(348,344)	(63,981)
Cash and cash equivalents at beginning of period	909,922	135,465
Cash and cash equivalents at end of period	$561,578	$71,484

Net Cash Used in Operating Activities

For the three months ended March 31, 2015, $221,669 net cash used in operating activities was primarily attributable to our net income of $140,471 adjusted by non-cash items of depreciation and amortization of $6,812, issuance of stocks to employees of $21,224, accounts receivable decreased by $163, prepaid tax decreased by $8,310 and offset by prepaid expenses increased by $2,688 due to increased advanced payment for advertising strategic cooperation fee, income tax payable decreased by $100,395, deferred revenue decreased by $294,407 and other liabilities decreased by $1,159.

For the three months ended March 31, 2014, $63,855 net cash used in operating activities was primarily attributable to our net loss of $63,874 adjusted by non-cash items of depreciation and amortization of $7,776, prepaid expenses decreased by $46,272 due to decreased advanced payment for advertising strategic cooperation fee, other liabilities increased by $22,934, income tax payable increased by $5,615, accounts receivable increased by $681 and offset by deferred revenue decreased by $32,462, advance from customers decreased by $49,021 and prepaid tax decreased by $414.

Net Cash Used in Investing Activities

For the three months ended March 31, 2015, net cash used in investing activities of $132,000 due to a short term loan to an unrelated party..

For the three months ended March 31, 2014, net cash used in investing activities of $nil.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities of $nil.

For the three months ended March 31, 2014, net cash provided by financing activities of $523.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2015 and December 31, 2014, we had lease agreements for the principal offices with commitment amount of $nil and $25,883, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 to ASU 2015-05, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2015 for the material weakness describe below.

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

On February 10, 2015, the Company granted equity awards of 429,200 shares to 2 part-time consultants and 46 employees for the services rendered. The total fair value of these shares at the date of grant was estimated to be $21,224. The shares were issued in reliance upon exemptions from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

CHINA NETWORK MEDIA, INC.

Dated: May 15, 2015	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

