Form 10-Q
period 2015-06-30
China Network Media, Inc.
filed 2015-08-14
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes  ☐ No  ☒

At August 14, 2015, the registrant had 65,604,533 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

China Network Media Inc.

Consolidated Balance Sheets

(Stated in US dollars, except for number of shares)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$531,591	$909,922
Prepaid taxes	87,674	92,127
Prepaid expenses and other current assets	24,312	41,234
Total current assets	643,577	1,043,283
Property and equipment, net	8,649	20,485
Total assets	$652,226	$1,063,768

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$302,483	$964,252
Due to related parties	85,561	84,662
Advance from customers	16,424	32,502
Income tax payable	95,131	133,620
Other current liabilities	27,755	32,229
Total current liabilities	527,354	1,247,265

Total liabilities	$527,354	$1,247,265

Shareholders’ equity (deficit)

Common stock ($0.001 par value,100,000,000 shares authorized; 65,604,533 and 65,175,333 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	65,604	65,175
Additional paid in capital	1,343,623	1,322,828
Accumulated deficit	(1,226,782)	(1,514,655)
Accumulated other comprehensive loss	(57,573)	(56,845)
Total shareholders' equity (deficit)	124,872	(183,497)
Total liabilities and shareholders' equity	$652,226	$1,063,768

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets

(Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in US dollars, except for number of shares)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$788,661	$587,340	$391,385	$311,936
- Related parties	-	13,563	-	6,755
	788,661	600,903	391,385	318,691
Cost of revenue
- Third parties	101,361	266,352	47,829	110,394
- Related parties	-	6,151	-	2,296
	101,361	272,503	47,829	112,690

Gross profit	687,300	328,400	343,556	206,001

Operating expenses:
Research and development expenses	16,952	66,337	7,670	33,581
Selling and marketing expenses	1,201	19,665	607	11,437
General and administrative expenses	260,652	359,063	126,148	215,640
Total operating expenses	278,805	445,065	134,425	260,658
Income (Loss) from Operations	408,495	(116,665)	209,131	(54,657)

Other income (loss)	6,833	5,944	(228)	2,195

Income (loss) from operations before income taxes	415,328	(110,721)	208,903	(52,462)
Provision for income taxes	127,455	29,673	61,504	24,058
Net income (loss)	287,873	(140,394)	147,399	(76,520)

Other comprehensive (Loss) income
Foreign currency translation adjustment	(728)	2,865	(375)	(767)
Comprehensive Income (loss)	$287,145	$(137,529)	$147,024	$(77,287)

Basic and diluted earnings (loss) per share	$0.004	$(0.002)	$0.002	$(0.001)

Weighted-average number of shares outstanding -Basic and diluted	65,507,311	61,855,549	65,604,533	63,302,963

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Periods Ended June 30, 2015 and 2014

(Stated in US dollars, except for number of shares)

	For Period Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$287,873	$(140,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,007	15,246
Issuance of shares to employees and part-time consultants	21,224	90,305
Changes in operating assets and liabilities:
Accounts receivable	-	(678)
Prepaid expenses and other current assets	17,292	74,040
Advance from a customer	(16,359)	(56,965)
Deferred revenue	(669,376)	(171,999)
Prepaid taxes	5,410	(12,599)
Income tax payable	(39,751)	29,558
Other current liabilities	(4,797)	11,548
Net cash used in operating activities	(386,477)	(161,938)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(2,278)
Short term loan to an unrelated party	(130,873)	-
Cash repayment from an unrelated party	130,873
Net cash used in investing activities	-	(2,278)

Cash Flows From Financing Activities
Cash proceeds from a related party	-	146,482
Net cash provided by financing activities	-	146,482
Effect of exchange rate fluctuation on cash and cash equivalents	8,146	(922)

Net decrease in cash and cash equivalents	(378,331)	(18,656)
Cash and cash equivalents, beginning of the period	909,922	135,465
Cash and cash equivalents, end of the period	$531,591	$116,809

Supplemental disclosure information:
Income taxes paid	$167,379	$-

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

China Network Media Inc.’s directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Science & Technology Media also approved the Exchange Agreement and the transactions contemplated thereby.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,226,782 and $1,514,655 as of June 30, 2015 and December 31, 2014 and net income of 287,873 and net losses of $140,394 for the six months ended June 30, 2015 and 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2015, the Company had cash and cash equivalents of approximately $531,591. As of December 31, 2014, the Company had cash and cash equivalents of approximately $909,922. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

As of June 30, 2015, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the six months and three months ended June 30, 2015 and 2014, respectively:

	June 30, 2015	December 31, 2014
	(Unaudited)

Total assets	$652,226	$1,063,768

Total liabilities	$527,354	$1,247,265

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$788,661	$600,903

Net income (loss)	$287,873	$(140,394)

	For Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$391,385	$318,691

Net income (loss)	$147,399	$(76,520)

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

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2015 and for the six months and three months periods ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations and cash flows for the six months and three months periods ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the six months ended June 30, 2015 and 2014, respectively.

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

Others Revenues

Other revenues are primarily generated from online advertisement planning services which introduce our customer’s profile, product, and awareness promotion for their executive officers to build a better brand name for non-member companies. We follow the guidance of the FASB Accounting Standards Codification No. 605 for revenue recognition for others revenues. The Company recognize others revenue when they are realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, the services are rendered and collectability is reasonably assured.

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

The exchange rates used for foreign currency translation were as follows:

	June 30, 2015	December 31, 2014
(US$1 = RMB) Balance sheet items, except for equity accounts	6.0888	6.1535
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7525	7.7580

	Six Months Ended June 30,
	2015	2014
(US$1 = RMB) Items in the statements of income and comprehensive income, and statements of cash flows	6.1128	6.1199
(US$1 = HKD) Items in the statements of income and comprehensive income, and statements of cash flows	7.7538	7.7579

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $57,573 at June 30, 2015 and $56,845 at December 31, 2014, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

m.	Recently adopted accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 to ASU 2015-11, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of June 30, 2015.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the six months ended June 30, 2015 and 2014:

	For Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net income(loss) for basic and diluted earnings (loss) per share	$287,873	$(140,394)

Weighted average shares used in basic and diluted computation	65,507,311	61,855,549
Earnings (loss) per share:
Basic and diluted	$0.004	$(0.002)

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

Concentration of customers and suppliers

For the six months ended June 30, 2015, three customers accounted for 42%, 19% and 12% of the Company’s sales respectively. For the six months ended June 30, 2014, two customers accounted for 13% and 12% of the Company’s sales. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the six months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015, three customers accounted for 43%, 20% and 12% of the Company’s sales. For the three months ended June 30, 2014, two customers accounted for 23% and 12% of the Company’s sales. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended June 30, 2015 and 2014, respectively.

For the six months and three months ended June 30, 2015, there was no supplier who accounted for more than 10% of the Company’s purchases. For the six months and three months ended June 30, 2014, one supplier accounted for 22% and 18% of the Company’s purchases. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the six and three months ended June 31, 2015 and 2014, respectively.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2015 and December 31, 2014, prepayment and other current assets consist of:

	June 30, 2015	December 31, 2014
	(Unaudited)

Prepaid rental, phone and to other vendors	$99	$5,199
Prepayment to advertisement and internet resources providers	8,768	18,428
Other current assets	15,445	17,607
	$24,312	$41,234

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Office and other equipment	$97,042	$96,022
Computers	65,128	64,444
Property and equipment, cost	162,170	160,466
Less: accumulated depreciation	(153,521)	(139,981)
Property and equipment, net	$8,649	$20,485

Depreciation expense for the six months ended June 30, 2015 and 2014 were $12,007 and $15,246, respectively. Depreciation expense for the three months ended June 30, 2015 and 2014 were $5,195 and $7,470, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At June 30, 2015 and December 31, 2014, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $85,561 and $84,662, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

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

As of June 30, 2015 and December 31, 2014, advances from customers and deferred revenue consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Advance from customers	$16,424	$32,502
Deferred revenue, current	302,483	964,252
Total	$318,907	$996,754

NOTE 11.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Payroll payable	$17,739	$21,103
Other payable	10,016	11,126
Total	$27,755	$32,229

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2015 and 2014.

The effective tax rate for the Company for the six months ended June 30, 2015 and 2014 was 31% and 27% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	June 30, 2015	June 30, 2014
	Unaudited	Unaudited
US federal rate	34%	35%
Taxable income(losses)	415,328	(110,721)
Computed expected income tax (expense) benefit	(141,212)	38,752
Reconciliation items:
Rate differential for domestic earnings	37,380	(11,072)
Non-deductible expenses	(199)	(774)
Valuation allowance on deferred tax assets	(23,424)	(56,579)
Effective income tax expense	$(127,455)	$(29,673)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of June 30, 2015, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of June 30, 2015 and December 31, 2014. The deferred tax assets arising from net operating losses will expire from 2019 if not utilized.

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

Revenue of our membership and advertising planning services are subject to 6% value added tax (“VAT”) and 0.72% total surcharge of the gross service income for the business incurred on and after November 1, 2014.

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

NOTE 15.        COMMITMENTS

The Company’s operating lease commitment as of June 30, 2015 and December 31, 2014 were $45,636 and $25,883, respectively. The unpaid contract amount is expected to be paid in one year.

NOTE 16.        SUBSEQUENT EVENTS

There were no any significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended June 30, 2015. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

The exchange rates used for foreign currency translation were as follows:

	June 30, 2015	December 31, 2014
(US$1 = RMB)
Balance sheet items, except for equity accounts	6.0888	6.1535
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7525	7.7580

	Six Months Ended June 30,
	2015	2014
(US$1 = RMB)
Items in the statements of income and comprehensive income, and statements of cash flows	6.1128	6.1199
(US$1 = HKD)
Items in the statements of income and comprehensive income, and statements of cash flows	7.7538	7.7579

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $57,573 at June 30, 2015 and $56,845 at December 31, 2014, respectively.

Results of Operations for Three Months Ended June 30, 2015 and 2014

The following table shows key components of the results of operations during three months ended June 30, 2015 and 2014:

	For Three Months Ended June 30,		Change of Amount	Change of %
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$391,385	$311,936	$79,449	25%
- Related parties	-	6,755	(6,755)	(100)%
	391,385	318,691	72,694	23%
Cost of revenue
- Third parties	47,829	110,394	(62,565)	(57)%
- Related parties	-	2,296	(2,296)	(100)%
	47,829	112,690	(64,861)	(58)%

Gross profit	343,556	206,001	137,555	67%

Operating expenses:
Research and development expenses	7,670	33,581	(25,911)	(77)%
Selling and marketing expenses	607	11,437	(10,830)	(95)%
General and administrative expenses	126,148	215,640	(89,492)	(42)%
Total operating expenses	134,425	260,658	(126,233)	(48)%
Income (loss) from Operations	209,131	(54,657)	263,788	(483)%

Other (expense) income	(228)	2,195	(2,423)	(110)%

Income (loss) from operations before income taxes	208,903	(52,462)	261,365	(498)%
Provision for income taxes	61,504	24,058	37,446	156%
Net income (loss)	147,399	(76,520)	223,919	(293)%

Other comprehensive loss
Foreign currency translation adjustment	(375)	(767)	392	(51)%
Comprehensive income (loss)	$147,024	$(77,287)	$224,311	(290)%

Revenue

Total revenue was $391,385 for three months ended June 30, 2015, compared to $318,691 for the corresponding period in 2014. The increase in total revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $72,694 or 23%. The increase was mainly attributable to increases in online members to 22 with average annual contract price of $67,305, from 37 with average annual contract price of $37,363 driven by the business development activities.

Costs and Expenses

Cost of revenue

Total cost of revenues was $47,829 for the three months ended June 30, 2015, compared to $112,690 for the corresponding period in 2014. The decrease in cost of revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $64,861, or 58%. The main decrease in cost of revenues was mainly a result of decrease in the cooperation fee for network building of $20,260, decrease in labor cost of $32,064, and other cost decrease of $14,170 and offset by increase in sales tax of $1,633.

Operating Expenses

Total operating expenses were $134,425 for the three months ended June 30, 2015, compared to $260,658 for the corresponding period in 2014. The decrease in operating expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $126,233, or 48%. The decrease was mainly attributable to decrease of research and development expenses of $25,911, decrease of general and administrative expenses of $89,492 and selling expenses of $10,830

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses incurred for costs associated with new research in new products and services, development and enhancement of existing products and services, and enhancement of our websites, which mainly include the development costs of online advertisement and maintenance costs after the website is available for marketing.

Research and development expenses were $7,670 for the three months ended June 30, 2015, compared to $33,581 for the corresponding period in 2014. The decrease in research and development expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $25,911, or 77%. The decrease was mainly related to decrease in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $607 for the three months ended June 30, 2015, compared to $11,437 for the corresponding period in 2014. The decrease in selling and marketing expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $10,830, or 95%. The decrease was mainly contributed by decrease in staff cost by $6,322, office expenses by $3,656 and others by $852. The main reason for the decrease of staff cost because of contracts developed in 2015 were less than those in 2014, less salary incentive for selling personnel.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $126,148 for the three months ended June 30, 2015, compared to $215,640 for the corresponding period in 2014. The decrease in general and administrative expenses from the three months ended June 30, 2014 to the three months ended June 30, 2015 was $89,492, or 42%. The decreases were mainly due to a decrease of share base payment of $90,304, decrease of office expenses of $4,830, decrease of travelling expenses of $4,562, an increase of $16,302 for professional fees and a $6,098 decrease in miscellaneous fee as the management adjusted the staff structure and cut the office expenses budget in the second quarter 2015.

Loss from Operations

As a result of the foregoing, our operating income was $209,131 for the three months ended June 30, 2015, compared to loss of $54,657 for the three months ended June 30, 2014.

Other Income

Other expense was $228 for the three months ended June 30, 2015, compared to other income of $2,195 for the corresponding period in 2014. The decreases were mainly due to less subsidy income in 2015 and there was customer deposit recognized as other income due to the collectability was reasonably assured in the second quarter of 2014.

Income Tax Expense

Income tax expense was $61,504 for the three months ended June 30, 2015, compared to $24,058 for the three months ended June 30, 2014.

Net Income (loss)

For the three months ended June 30, 2015, we had net income of $147,399, compared to the net loss of $76,520 for the three months ended June 30, 2014.

Results of Operations for Six Months Ended June 30, 2015 and 2014

The following table shows key components of the results of operations during six months ended June 30, 2015 and 2014:

	For Six Months Ended June 30,		Change of Amount	Change of %
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$788,661	$587,340	$201,321	34%
- Related parties	-	13,563	13,563	(100)%
	788,661	600,903	187,758	31%
Cost of revenue
- Third parties	101,361	266,352	(164,991)	(62)%
- Related parties	-	6,151	(6,151)	(100)%
	101,361	272,503	(171,142)	(63)%

Gross profit	687,300	328,400	358,900	109%

Operating expenses:
Research and development expenses	16,952	66,337	(49,385)	(74)%
Selling and marketing expenses	1,201	19,665	(18,464)	(94)%
General and administrative expenses	260,652	359,063	(98,411)	(27)%
Total operating expenses	278,805	445,065	(166,260)	(37)%
Income (loss) from Operations	408,495	(116,665)	525,160	(450)%

Other income	6,833	5,944	889	15%

Income (loss) from operations before income taxes	415,328	(110,721)	526,049	(475)%
Provision for income taxes	127,455	29,673	97,782	330%
Net income (loss)	287,873	(140,394)	428,267	(305)%

Other comprehensive (loss) income
Foreign currency translation adjustment	(728)	2,865	(3,593)	(125)%
Comprehensive income (loss)	$287,145	$(137,529)	$424,674	(309)%

Revenue

Total revenues were $788,661 for six months ended June 30, 2015, compared to $600,903 for the corresponding period in 2014. The increase in total revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $201,321 or 34%. The increase was mainly attributable to increases in online members to 22 with average annual contract price of $67,305, from 37 with average annual contract price of $37,363 which caused by the business development.

Costs and Expenses

Cost of revenue

Total cost of revenues was $101,361 for the six months ended June 30, 2015, compared to $272,503 for the corresponding period in 2014. The decrease in cost of revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $171,142, or 63%. The main decrease in cost of revenues was mainly a result of decrease in the cooperation fee for network building of $61,347, decrease in information cost of $16,915, decrease in labor cost of $63,789, and other cost decrease of $32,566 and increase in sales tax of $3,475.

Operating Expenses

Total operating expenses were $278,805 for the six months ended June 30, 2015, compared to $445,065 for the corresponding period in 2013. The decrease in operating expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $166,260, or 37%. The decrease was mainly attributable to decrease of research and development expenses of $49,385, decrease of general and administrative expenses of $98,411 and selling expenses of $18,464.

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

Research and development expenses were $16,952 for the six months ended June 30, 2015, compared to $66,337 for the corresponding period in 2014. The decrease in research and development expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $49,385, or 74%. The decrease was mainly related to decrease in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $1,201 for the six months ended June 30, 2015, compared to $19,665 for the corresponding period in 2014. The decrease in selling and marketing expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $18,464, or 94%. The decrease was mainly contributed by decrease in staff cost by $12,871, travel cost of $1,379 and miscellaneous expense by $4,214. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in the first half year of 2015.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $260,652 for the six months ended June 30, 2015, compared to $359,063 for the corresponding period in 2014. The decrease in general and administrative expenses from the six months ended June 30, 2014 to the six months ended June 30, 2015 was $98,411, or 27%. The decreases were mainly due to a decrease of share base payment of $69,080, decrease of office expenses of $5,776, $12,953 decrease in staff cost and an decrease of $10,602 miscellaneous fee as the management adjusted the staff structure and cut the office expenses budget in the first half year of 2015.

Income (loss) from Operations

As a result of the foregoing, our operating income was $408,495 for the six months ended June 30, 2015, compared to loss of $116,665 for the six months ended June 30, 2014.

Other Income

Other income was $6,833 for the six months ended June 30, 2015, compared to other income of $5,944 for the corresponding period in 2014.

Income Tax Expense

Income tax expense was $127,455 for the six months ended June 30, 2015, compared to $29,673 for the six months ended June 30, 2014.

Net Income (loss)

For the six months ended June 30, 2015, we had net income of $287,873, compared to the net loss of $140,394 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2015, we had cash and cash equivalents of approximately $531,591. As of December 31, 2014, we had cash and cash equivalents of approximately $909,922. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

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

Our cash flows were summarized below:

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(386,477)	$(161,938)
Net cash used in investing activities	-	(2,278)
Net cash provided by financing activities	-	146,482
Effect of exchange rate change on cash and cash equivalents	8,146	(922)
Net decrease in cash and cash equivalents	(378,331)	(18,656)
Cash and cash equivalents at beginning of period	909,922	135,465
Cash and cash equivalents at end of period	$531,591	$116,809

Net Cash Used in Operating Activities

For the six months ended June 30, 2015, $386,477 net cash used in operating activities was primarily attributable to our net income of $287,873 adjusted by non-cash items of depreciation and amortization of $12,007 and $21,224 issuance of shares to employees and part-time consultants, prepaid expenses increased by 17,292, advance from customers decreased by $16,359, deferred revenue decreased by $669,376, prepaid tax increased by $5,410, income tax payable decreased by $39,751 and other liabilities decreased by $4,797.

For the six months ended June 30, 2014, $161,938 net cash used in operating activities was primarily attributable to our net loss of $140,394 adjusted by non-cash items of depreciation and amortization of $15,246 and $90,305 issuance of shares to employees and part-time consultants, prepaid expenses decreased by $74,040 due to decreased advanced payment for advertising strategic cooperation fee, advance from customers increased by $56,965, other liabilities increased by $11,548, income tax payable increased by $29,558, and offset by accounts receivable increased by $678, deferred revenue decreased by $171,999, and prepaid tax decreased by $12,599.

Net Cash Used in Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities was nil.

For the six months ended June 30, 2014, net cash used in investing activities of $2,278 was due to the purchase of new office equipment.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was nil.

For the six months ended June 30, 2014, net cash provided by financing activities of $146,482 was the result of the loan from Mr. Peng HuiAn, a shareholder of the Company.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,226,782 and $1,514,655 as of June 30, 2015 and December 31, 2014 and net income of $287,873 and and net loss $140,394 for the six months ended June 30, 2015 and 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The management also promised to provide economic supports to the Company for operation need including provide loans to the Company.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2015 and December 31, 2014, we had lease agreements for the principal offices with commitment amount of 45,636 and $25,883, respectively. The unpaid contract amount is expected to be paid in one year. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 to ASU 2015-11, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2015 for the material weakness describe below.

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

CHINA NETWORK MEDIA, INC.

Dated: August 14, 2015	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)