Form 10-Q
period 2015-09-30
China Network Media, Inc.
filed 2015-11-16
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes  ☐ No  ☒

As of November 16, 2015, the registrant had 65,604,533  shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

September 30, 2015

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

3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

4

China Network Media Inc.

Consolidated Balance Sheets

(Stated in US dollars, except for number of shares)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$583,235	$909,922
Prepaid taxes	71,703	92,127
Prepaid expenses and other current assets	20,946	41,234
Total current assets	675,884	1,043,283
Property and equipment, net	7,489	20,485
Total assets	$683,373	$1,063,768

Liabilities and shareholders’ deficit
Current Liabilities
Deferred revenue	$36,208	$964,252
Due to related parties	81,864	84,662
Advance from customers	15,714	32,502
Income tax payable	152,127	133,620
Other current liabilities	26,286	32,229
Total current liabilities	312,199	1,247,265

Total liabilities	$312,199	$1,247,265

Shareholders’ equity (deficit)

Common stock ($0.001 par value,100,000,000 shares authorized; 65,604,533 and 65,175,333 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	65,604	65,175
Additional paid in capital	1,343,623	1,322,828
Accumulated deficit	(970,364)	(1,514,655)
Accumulated other comprehensive loss	(67,689)	(56,845)
Total shareholders' equity (deficit)	371,174	(183,497)
Total liabilities and shareholders' equity	$683,373	$1,063,768

See accompanying notes to the consolidated financial statements.

The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in US dollars, except for number of shares)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$1,062,484	$861,619	$273,823	$274,279
- Related parties	174,328	20,324	174,328	6,761
	1,236,812	881,943	448,151	281,040
Cost of revenue
- Third parties	125,137	358,419	23,776	92,067
- Related parties	20,532	8,455	20,532	2,304
	145,669	366,874	44,308	94,371

Gross profit	1,091,143	515,069	403,843	186,669

Operating expenses:
Research and development expenses	25,873	97,147	8,921	30,810
Selling and marketing expenses	1,784	25,611	583	5,946
General and administrative expenses	336,860	465,224	76,208	106,161
Total operating expenses	364,517	587,982	85,712	142,917
Income (Loss) from Operations	726,626	(72,913)	318,131	43,752

Other income	6,858	8,270	25	2,326

Income (loss) from operations before income taxes	733,484	(64,643)	318,156	46,078
Provision for income taxes	189,193	57,920	61,738	28,247
Net income (loss)	544,291	(122,563)	256,418	17,831

Other comprehensive (Loss) income
Foreign currency translation adjustment	(10,844)	2,668	(10,116)	(197)
Comprehensive Income (loss)	$533,447	$(119,895)	$246,302	$17,634

Basic and diluted earnings (loss) per share	$0.008	$(0.002)	$0.004	$0.0003

Weighted-average number of shares outstanding -Basic and diluted	65,540,074	62,455,847	65,604,533	63,636,868

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Stated in US dollars)

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$544,291	$(122,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,429	22,127
Issuance of shares to employees and part-time consultants	21,224	100,843
Changes in operating assets and liabilities:
Accounts receivable	-	(678)
Prepaid expenses and other current assets	19,509	70,404
Advance from a customer	(16,198)	65,038
Deferred revenue	(923,804)	(116,984)
Prepaid taxes	17,937	(7,864)
Income tax payable	23,608	57,920
Other current liabilities	(5,028)	(2,685)
Deferred revenue, noncurrent	-	(11,291)
Net cash (used in) provided by operating activities	(304,032)	54,267

Cash Flows From Investing Activities
Purchases of property and equipment	-	(2,276)
Short term loan to an unrelated party	(129,586)	-
Cash repayment from an unrelated party	129,586	-
Purchases of property and equipment	(1,731)	-
Net cash used in investing activities	(1,731)	(2,276)

Cash Flows From Financing Activities
Cash proceeds from a related party	-	178,855
Cash repayment to a related party	-	(178,855)
Net cash provided by financing activities	-	-
Effect of exchange rate fluctuation on cash and cash equivalents	(20,924)	(971)

Net (decrease) increase in cash and cash equivalents	(326,687)	51,020
Cash and cash equivalents, beginning of the period	909,922	135,465
Cash and cash equivalents, end of the period	$583,235	$186,485

Supplemental disclosure information:
Income taxes paid	$165,733	$-

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

In connection with the closing of the Exchange Agreement, Toft ApS, China Network Media Inc.’s principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media Inc. and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media Inc., in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media Inc. resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media Inc. appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares. After the reverse merger, 52,620,030 common stock were outstanding.

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

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $970,364 and $1,514,655 as of September 30, 2015 and December 31, 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2015, the Company had cash and cash equivalents of approximately $583,235. As of December 31, 2014, the Company had cash and cash equivalents of approximately $909,922. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

As of September 30, 2015, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the nine months and three months ended September 30, 2015 and 2014, respectively:

	September 30, 2015	December 31, 2014
	(Unaudited)

Total assets	$683,373	$1,063,768

Total liabilities	$312,199	$1,247,265

	Nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$1,236,812	$881,943

Net income (loss)	$544,291	$(122,563)

	For Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$448,151	$281,040

Net income (loss)	$256,418	$17,831

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

The accompanying consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2015 and for the nine months and three months periods ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2015, its consolidated results of operations and cash flows for the nine months and three months periods ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and VIEs. Upon consolidation, all balances and transactions between the Company and its subsidiaries and VIEs have been eliminated.

c.	Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the nine months ended September 30, 2015 and 2014, respectively.

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

The exchange rates used for foreign currency translation were as follows:

	September 30, 2015	December 31, 2014
(US$1 = RMB) Balance sheet items, except for equity accounts	6.3638	6.1535
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7502	7.7580

	Nine months ended September 30,
	2015	2014
(US$1 = RMB) Items in the statements of income and comprehensive income, and statements of cash flows	6.1735	6.1502
(US$1 = HKD) Items in the statements of income and comprehensive income, and statements of cash flows	7.7531	7.7579

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $67,689 at September 30, 2015 and $56,845 at December 31, 2014, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

m.	Recently adopted accounting pronouncements

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 to ASU 2015-16, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

NOTE 5.	EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of September 30, 2015.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the nine months ended September 30, 2015 and 2014:

	For nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net income(loss) for basic and diluted earnings (loss) per share	$544,291	$(122,563)

Weighted average shares used in basic and diluted computation	65,540,074	62,455,847
Earnings (loss) per share:
Basic and diluted	$0.008	$(0.002)

NOTE 6.	CONCENTRATION OF RISK

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

Concentration of customers and suppliers

For the nine months ended September 30, 2015, three customers accounted for 40%, 14% and 14% of the Company’s sales respectively. For the nine months ended September 30, 2014, one customer accounted for 13% of the Company’s sales. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015, one customer accounted for 59% of the Company’s sales. For the three months ended September 30, 2014, two customers accounted for 20% and 16% of the Company’s sales. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended September 30, 2015 and 2014, respectively.

For the nine months and three months ended September 30, 2015, there was no supplier who accounted for more than 10% of the Company’s purchases. For the nine months ended September 30, 2014, one supplier accounted for 17% of the Company’s purchases. Except for the afore-mentioned, there was no other single supplier who accounted for more than 10% of the Company’s cost of sales for the nine and three months ended September 30, 2015 and 2014, respectively.

NOTE 7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2015 and December 31, 2014, prepayment and other current assets consist of:

	September 30, 2015	December 31, 2014
	(Unaudited)

Prepaid rental, phone and to other vendors	$-	$5,199
Prepayment to advertisement and internet resources providers	5,808	18,428
Other current assets	15,138	17,607
	$20,946	$41,234

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.	PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

At September 30, 2015 and December 31, 2014, Property and equipment consists of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Office and other equipment	$94,528	$96,022
Computers	62,315	64,444
Property and equipment, cost	156,843	160,466
Less: accumulated depreciation	(149,354)	(139,981)
Property and equipment, net	$7,489	$20,485

Depreciation expense for the nine months ended September 30, 2015 and 2014 were $14,429 and $22,127, respectively. Depreciation expense for the three months ended September 30, 2015 and 2014 were $2,422 and $ 6,882, respectively.

NOTE 9.	RELATED PARTY TRANSACTIONS

At September 30, 2015 and December 31, 2014, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $81,864 and $84,662, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

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

As of September 30, 2015 and December 31, 2014, advances from customers and deferred revenue consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Advance from customers	$15,714	$32,502
Deferred revenue, current	36,208	964,252
Total	$51,922	$996,754

NOTE 11.	OTHER CURRENT LIABILITIES

As of September 30, 2015 and December 31, 2014, other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Payroll payable	$9,561	$11,126
Other payable	16,725	21,103
Total	$26,286	$32,229

NOTE 12.	TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2015 and 2014.

The effective tax rate for the Company for the nine months ended September 30, 2015 and 2014 was 26% and 90% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	September 30, 2015	September 30, 2014
	Unaudited	Unaudited
US federal rate	34%	35%
Taxable income(losses)	733,484	(64,643)
Computed expected income tax (expense) benefit	(249,385)	22,625
Reconciliation items:
Rate differential for domestic earnings	66,014	(6,464)
Non-deductible expenses	(219)	(709)
Valuation allowance on deferred tax assets	(5,603)	(73,372)
Effective income tax expense	$(189,193)	$(57,920)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of September 30, 2015, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of September 30, 2015 and December 31, 2014. The deferred tax assets arising from net operating losses will expire from 2019 if not utilized.

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

NOTE 13.	SHAREHOLDERS’ EQUITY (DEFICIT) AND STATUTORY RESERVES

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

The Company’s operating lease commitment as of September 30, 2015 and December 31, 2014 were $30,565and $25,883, respectively. The unpaid lease commitment amount is expected to be paid in one year.

NOTE 16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended September 30, 2015. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

The Company has the arrangements with nonrefundable up-front fees model (“the Model”) to recognize revenue for the online membership business. We apply the Model, where a contract is signed to establish a fixed price for our services to be provided for a period of time as a membership enrollment, for a majority of our online membership revenue. Revenue is recognized ratably over the membership periods on a straight line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the members. The members can choose various on line services from the membership contracts based on their yearly membership. The Company recognizes revenue when all revenue recognition criteria are met.

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

The exchange rates used for foreign currency translation were as follows:

	September 30, 2015	December 31, 2014
(US$1 = RMB) Balance sheet items, except for equity accounts	6.3638	6.1535
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7502	7.7580

	Nine months ended September 30,
	2015	2014
(US$1 = RMB) Items in the statements of income and comprehensive income, and statements of cash flows	6.1735	6.1199
(US$1 = HKD) Items in the statements of income and comprehensive income, and statements of cash flows	7.7531	7.7579

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $67,689 at September 30, 2015 and $56,845 at December 31, 2014, respectively.

Results of Operations

Comparison for Three Months Ended September 30, 2015 and 2014

The following table shows key components of the results of operations during three months ended September 30, 2015 and 2014:

	For Three Months Ended September 30,		Change of Amount	Change of %
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$273,823	$274,279	$(456)	(0)%
- Related parties	174,328	6,761	167,567	2,478%
	448,151	281,040	167,111	59%
Cost of revenue
- Third parties	23,776	92,067	(73,542)	(76)%
- Related parties	20,532	2,304	23,479	797%
	44,308	94,371	(50,063)	(53)%

Gross profit	403,843	186,669	217,174	116%

Operating expenses:
Research and development expenses	8,921	30,810	(21,889)	(71)%
Selling and marketing expenses	583	5,946	(5,363)	(90)%
General and administrative expenses	76,208	106,161	(29,953)	(28)%
Total operating expenses	85,712	142,917	(57,205)	(40)%
Income from Operations	318,131	43,752	274,379	627%

Other (expense) income	25	2,326	(2,301)	(99)%

Income from operations before income taxes	318,156	46,078	272,078	(86)%
Provision for income taxes	61,738	28,247	33,491	119%
Net income	256,418	17,831	238,587	1,338%

Other comprehensive loss
Foreign currency translation adjustment	(10,116)	(197)	(9,919)	(5,035)%
Comprehensive income	$246,302	$17,634	$228,668	1,297%

Revenue

Total revenue was $448,151 for three months ended September 30, 2015, compared to $281,040 for the corresponding period in 2014. The increase in total revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $167,111 or 59%. The increase was mainly attributable to increases in planning and advertising revenue, driven by the business development activities in prior years.

Costs and Expenses

Cost of revenue

Total cost of revenues was $44,308 for the three months ended September 30, 2015, compared to $94,371 for the corresponding period in 2014. The decrease in cost of revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $50,063, or 53%. The main decrease in cost of revenues was mainly a result of decrease in information cost of $1,068, decrease in labor cost of $37,762, and other cost decrease of $18,111 and offset by increase in the cooperation fee for network building of $61 and sales tax of $6,817.

Operating Expenses

Total operating expenses were $85,712 for the three months ended September 30, 2015, compared to $142,917 for the corresponding period in 2014. The decrease in operating expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $57,205, or 40%. The decrease was mainly attributable to decrease of research and development expenses of $21,889, decrease of general and administrative expenses of $29,953 and selling expenses of $5,363.

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

Research and development expenses were $8,921 for the three months ended September 30, 2015, compared to $30,810 for the corresponding period in 2014. The decrease in research and development expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $21,889, or 71%. The decrease was mainly related to decrease in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $583 for the three months ended September 30, 2015, compared to $5,946 for the corresponding period in 2014. The decrease in selling and marketing expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $5,363, or 90%. The decrease was mainly contributed by decrease in staff cost by $3,939, office expenses by $939 and others by $485. The main reason for the decrease of staff cost because of contracts developed in 2015 were less than those in 2014, less salary incentive for selling personnel.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $76,208 for the three months ended September 30, 2015, compared to $106,161 for the corresponding period in 2014. The decrease in general and administrative expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $29,953, or 28%. The decreases were mainly due to a decrease of share base payment of $10,538, decrease of rental expenses of $8,209, decrease of utilities of $6,062, decrease of travelling expenses of $2,881, decrease of business entertainment of $4,993, decrease in miscellaneous fee of $5,838 as the management adjusted the staff structure and cut the office expenses budget in the second quarter 2015 and an increase of $8,568 for professional fees.

Income from Operations

As a result of the foregoing, our operating income was $318,113 for the three months ended September 30, 2015, compared to loss of $43,752 for the three months ended September 30, 2014.

Other Income

Other income was $25 for the three months ended September 30, 2015, compared to other income of $2,326 for the corresponding period in 2014. The decreases were mainly due to less subsidy income in 2015.

Income Tax Expense

Income tax expense was $61,738 for the three months ended September 30, 2015, compared to $28,247 for the three months ended September 30, 2014.

Net Income

For the three months ended September 30, 2015, we had net income of $256,418, compared to $17,831 for the three months ended September 30, 2014.

Comparison for the Nine Months Ended September 30, 2015 and 2014

The following table shows key components of the results of operations during nine months ended September 30, 2015 and 2014:

	For Nine Months Ended September 30,		Change of Amount	Change of %
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$1,062,484	$861,619	$200,865	23%
- Related parties	174,328	20,324	154,004	76%
	1,236,812	881,943	354,869	40%
Cost of revenue
- Third parties	125,137	363,670	(238,533)	(62)%
- Related parties	20,532	3,204	17,328	541%
	145,669	366,874	(221,205)	(60)%

Gross profit	1,091,143	515,069	576,074	112%

Operating expenses:
Research and development expenses	25,873	97,147	(71,274)	(73)%
Selling and marketing expenses	1,784	25,611	(23,827)	(93)%
General and administrative expenses	336,860	465,224	(128,364)	(28)%
Total operating expenses	364,517	587,982	(223,465)	(38)%
Income (loss) from Operations	726,626	(72,913)	799,539	(1,097)%

Other income	6,858	8,270	(1,412)	(17)%

Income (loss) from operations before income taxes	733,484	(64,643)	798,127	(1,235)%
Provision for income taxes	189,193	57,920	131,273	227%
Net income (loss)	544,291	(122,563)	676,854	(552)%

Other comprehensive (loss) income
Foreign currency translation adjustment	(10,844)	2,668	(13,512)	(506)%
Comprehensive income (loss)	$533,447	$(119,895)	$(653,342)	(545)%

Revenue

Total revenues were $1,236,812 for nine months ended September 30, 2015, compared to $881,943 for the corresponding period in 2014. The increase in total revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $354,869 or 40%. The increase was mainly attributable to increases in planning and advertising revenue, which caused by business development.

Costs and Expenses

Cost of revenue

Total cost of revenues was $145,669 for the nine months ended September 30, 2015, compared to $366,874 for the corresponding period in 2014. The decrease in cost of revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $221,205, or 60%. The main decrease in cost of revenues was mainly a result of decrease in the cooperation fee for network building of $60,973 due to the cooperation with the media resource provider has been completed, decrease in information cost of $17,891, decrease in labor cost of $100,911, and other cost decrease of $51,734 and increase in sales tax of $10,304.

Operating Expenses

Total operating expenses were $364,517 for the nine months ended September 30, 2015, compared to $587,982 for the corresponding period in 2014. The decrease in operating expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2014 was $223,465, or 38%. The decrease was mainly attributable to decrease of research and development expenses of $71,274, decrease of general and administrative expenses of $128,364 and selling expenses of $23,827.

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

Research and development expenses were $25,873 for the nine months ended September 30, 2015, compared to $97,147 for the corresponding period in 2014. The decrease in research and development expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $71,274, or 73%. The decrease was mainly related to decrease in salary and benefits expenses due to the staff restructure of the research and development department.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $1,784 for the nine months ended September 30, 2015, compared to $25,611 for the corresponding period in 2014. The decrease in selling and marketing expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $23,827, or 93%. The decrease was mainly contributed by decrease in staff cost by $16,810, office expenses by $5,093, travel cost of $1,852 and miscellaneous expense by $72. The Company put more emphasis on exploring sizable customers and customers located in the northeast district of China, which led to a decrease in marketing expenses in 2015.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $336,860 for the nine months ended September 30, 2015, compared to $465,224 for the corresponding period in 2014. The decrease in general and administrative expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $128,264, or 28%. The decreases were mainly due to a decrease of share base payment of $79,618, decrease of rental expenses of $12,698, office expenses of $4,524, $11,661 decrease in staff cost and a decrease of $19,863 miscellaneous fee as the management adjusted the staff structure and cut the office expenses budget in 2015.

Income (loss) from Operations

As a result of the foregoing, our operating income was $726,626 for the nine months ended September 30, 2015, compared to loss of $72,913 for the nine months ended September 30, 2014.

Other Income

Other income was $6,858 for the nine months ended September 30, 2015, compared to other income of $8,270 for the corresponding period in 2014.

Income Tax Expense

Income tax expense was $189,193 for the nine months ended September 30, 2015, compared to $57,920 for the nine months ended September 30, 2014.

Net Income (loss)

For the nine months ended September 30, 2015, we had net income of $544,291, compared to the net loss of $122,563 for the nine months ended September 30, 2014.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $970,364 and $1,514,655 as of September 30, 2015 and December 31, 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2015 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The management also promised to provide economic supports to the Company for operation need including provide loans to the Company.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2015, we had cash and cash equivalents of approximately $583,235. As of December 31, 2014, we had cash and cash equivalents of approximately $909,922. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

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

Our cash flows were summarized below:

	Nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(304,032)	$54,267
Net cash used in investing activities	(1,731)	(2,276)
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	(20,924)	(971)
Net (decrease) increase in cash and cash equivalents	(326,687)	51,020
Cash and cash equivalents at beginning of period	909,922	135,465
Cash and cash equivalents at end of period	$583,235	$186,485

Net Cash Used in Operating Activities

For the nine months ended September 30, 2015, $304,032 net cash used in operating activities was primarily attributable to our net income of $544,291 adjusted by non-cash items of depreciation and amortization of $14,429 and $21,224 issuance of shares to employees and part-time consultants, prepaid expenses decreased by 19,509, prepaid tax decreased by $17,937, income tax payable increased by $23,608, advance from customers decreased by $16,198, deferred revenue decreased by $923,804, and other liabilities decreased by $5,028.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $1,731 due to the purchase of new office equipment.

For the nine months ended September 30, 2014, net cash used in investing activities of $2,276, due to the purchase of new office equipment.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2015 and 2014, there was no cash provided by financing activities, respectively.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2015 and December 31, 2014, we had lease agreements for the principal offices with commitment amount of 30,565 and $25,883, respectively. The unpaid contract amount is expected to be paid in one year. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2015-01 to ASU 2015-16, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2015 for the material weakness describe below.

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

CHINA NETWORK MEDIA, INC.

Dated: November 16, 2015	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

