Form 10-K
period 2015-12-31
China Network Media, Inc.
filed 2016-03-30
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-152579

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015: $38,199,440.40.

As of March 30, 2016, there were 65,679,533 shares of the registrant’s common stock issued and outstanding.

1

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

We mainly focused on the technology development, and clients marketing in 2015 and 2014.

Despite said above, we also allay with traditional media channels, such as magazine, TV channels, by mutual referrals of clients in need of advertisement or publicity. So far, we have built a steady relationship with four major Chinese magazines: 315 online, China Brand, China High-Tech zone and Dalian Machinery.

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

In 2016, we plan to continue to focus on marketing our online advertisement service to build sustainable income steam.

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

On October 12, 2009, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) Science & Technology BVI, (ii) the sole shareholder of Science & Technology BVI, Science & Technology World Website Media Holding Co., Ltd.,  a corporation organized under the laws of British Virgin Islands (“Science & Technology Media”) and the shareholders of Science & Technology Media (together with Science & Technology Media, as the “Science & Technology Shareholders”) and (iv) our former principal shareholder pursuant to which we acquired all of the outstanding capital stock of Science & Technology BVI in exchange for the issuance of 50,000,000 shares of our common stock to the Science & Technology Shareholders (the “Share Exchange”).  The shares issued to the Science & Technology Shareholders in the Share Exchange constituted approximately 95% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange.  In connection with the closing, 10,000,000 shares of our common stock held by our former principal shareholder have been cancelled. As a result of the Share Exchange, Science & Technology BVI became our wholly owned subsidiary and, Wei Jiang and HuiAn Peng became our principal beneficial shareholders.

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

We also undertake big events to spread out our brand name and therefore earned recognition in the industry. For example, recently, according to the Interim Rules on Recognition and Protection of Well-known Trademarks of Dalian, Dalian Administration for Industry and Commerce announced the new well-known trademark list recognized, among which the Logo of Science & Technology (Dalian) was recognized as a well-known brand of Dalian City. On July 16, 2015, the Liaoning Provincial People's Government issued the Decision of Liaoning Provincial People's Government On Commending the 3rd Liaoning Province Integrity Model Enterprises and gave commendation to the enterprises with good business performance, strong integrity management idea, sound credit control system, outstanding social contribution, high social recognition and good credit record. Science & Technology (Dalian) made the list, becoming the “Liaoning Province Integrity Model Enterprise”.

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

Our Services

We currently generate revenues through our diverse advertisement package to our business clients. We generally target the companies with the following three distinct criteria to o be our customers:

•	Companies that have its own innovative technology and project or have had significant success in the technology industry;

•	Companies that are reputable and have great influence in their respective industry; and

•	Companies that have fine product quality and recognized brand in the industry.

We have classified our service package as follow (Service fee in RMB):

	Platinum Package	Gold Package	Silver Package	Bronze Package
Fee/ year	500,000	300,000	200,000	100,000
Service Item
Front page ad	1 years, 20MM* 50MM	1 years, 20MM* 50MM	1 years, 20MM* 50MM	No
Online exhibition display	1 years	1 years	1 years	No
Multi-lingual online profile	1 years	1 years	1 years	1 year
Trading platform setup	1 years	1 years	1 years	No
Job recruitment	1 years	1 years	1 years	1 year
Online magazine advertisement	1 years	1 years	1 year	1 year
Annual conference or summit	at least once a year	at least once a year	at least once a year	once a year
Public relations	Yes	Yes	Yes	Yes
Keyword for searching engine	1 year	1 year	No	No
Website design	Yes	No	No	No
Business Referrals	1 year	1 year	1 year	1 year
Discount for partnership members with S&T	Yes	Yes	No	No

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

During 2015, the development and continuing upgrade of our website for Science & Technology website was the cornerstone of our services, as our current website offers more features to the users. First, we added several distinctive columns into our columns list in Chinese, English and Japanese version, including Gallery Week, Sci-tech Translate, Web Map, Sci-tech Search and Today in History, as we spent great efforts to advertise them deeply in our website. Second, we allocated more resources on the development of nation channels, as we used six months to launch four new national channels consecutively, which are Sci-tech Russia, Sci-tech UK, Sci-tech Germany and Sci-tech South-Africa. We expect the launch of the four channels to help us attract more new users from these four countries to visit our website and expand our business opportunities.

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

Factors and Trends Affecting our Business

The internet and internet-related markets in China continued to evolve rapidly during 2014. According to an annual report issued by the China Internet Network Information Center (“CNNIC”), the total number of internet users in China had reached 688 million by the end of December 2015, with an increase of 39.51 million from the end of 2014. The number of mobile internet users in China had reached 620 million by the end of December 2015, with an increase of 63.03 million compared with the last year. Mobile internet is becoming the top channel for Internet users to access websites in China. Meanwhile, the rising of the Blog and E-commerce platform in China contributed to attracting an increasing number of internet users. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams.

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

Due to above various factors, however, it is difficult for us at this point to predict growth trends for our brand advertising business through the end of 2016.

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

We have received the approval on the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Applicant	Item Category		Trademark Validity
1	10494489		Science & Technology (Dalian)	42	*	April 7,2013—April 6,2023
2	10494453 and 10494499	TWWTN	Science & Technology (Dalian)	35 42	* *	April 7, 2013—April 6, 2023
3	10494470		Science &Technology (Dalian)	35	*	August 28, 2013—August 27, 2023

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

Employees

As of the date of this Report, we had a total of 63 employees. We have paid the social insurance coverage for our full time employees for certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees, which are in compliance with PRC law. The following table shows the number of our employees by function.

Function	Number Of Employees
Management	6
Technicians and Engineers	13
Editorials	23
Sales and Marketing	12
Accounting	5
Administration	4
Total	63

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

Item 2. Properties.

We currently operate in the following facility under a lease agreement, which was self-renewed for a year on May 1, 2015. The aggregate monthly payment under these leases is RMB 43,828 (approximately $6,929), as set forth on the table below:

Facility	Address	Lessor	Space (Square Meters)	Monthly Rent	Lease Period
Dalian (headquarters)	Room 205, Building A, No. 1, Torch Road, Hi-tech Zone, Dalian, China	Dalian Hi-Tech Enterprises Service Center	1,440.92	$6,929	May 1, 2015 to April 30, 2016

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “CNNM”.  As of March 18, 2016, the closing price for our common stock was $2.30 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Our common stock is currently quoted on OTC Markets under the symbol “CNNM.”

	High		Low
Fiscal Year Ended December 31, 2015
First Quarter		$2.3		$2.3

Fiscal Year Ended December 31, 2015
First Quarter		$1.5		$0.1
Second Quarter		$1.5		$1.2
Third Quarter		$1.4		$1.2
Fourth Quarter		$2.3		$1.4

Fiscal Year Ended December 31, 2014
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Holders

As of March 28, 2016, there were 250 stockholders of record of common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities

On December 1, 2015, the Company granted 75,000 shares to certain advisor for the services rendered. The total fair value of these shares at the date of grant was estimated to be $150,000 based on the closing bid price of Company’s common stock on the day thereof. The shares were issued in reliance upon exemptions from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2015, and December 31, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

•	Build brand image through multiple languages online magazines, online corporate multimedia advertisement, executives interviews, institutional alliances and flexible membership package that are tailored to each business’ needs;

•	Showcase products to the public, through our customer-made corporate and factory facilities online show room;

•	Develop intelligent leisure retirement industry through building a unique international intelligent technology health leisure endowment industrial district including residential area, holiday resort, spa area etc. ;

•	Develop an e-commercial platform to combine the online sales business with above intelligent leisure district and all the branches over the world to provide elderly products and also exclusive products provided by our agents;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs.

We currently derive a substantial portion of our revenues from online advertising services. Our advertising solutions present corporate users with attractive opportunities to combine the visual impact of traditional television-like multimedia advertisements and online magazines with the interactivity and precise targeting capabilities of the Internet.

In 2016, we plan to update our website, which commenced in February 2016, in order to provide a docking port to e-commercial platforms. Meanwhile, we are negotiating with several e-commercial platforms to advertize on our website using our popularity in this industry. After the revision, we can derive part of our revenues from providing advertisement and also receive commission for the services we provided to those e-commercial platforms. We also plan to invest in some electronic commerce platforms in 2016 in order to derive online sales business with our accumulated users’ database.

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

The exchange rates used for foreign currency translation were as follows:

	December 31, 2015	December 31, 2014
(US$1=RMB) Balance sheet items, except for equity accounts	6.4917	6.1535

(US$1=HKD) Balance sheet items, except for equity accounts	7.7507	7.7580

	Year ended December 31,
	2015	2014
(US$1=RMB) Items in the statements of income and comprehensive income, and statements of cash flows	6.2288	6.1482

(US$1=HKD) Items in the statements of income and comprehensive income, and statements of cash flows	7.7524	7.7549

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $68,167 at December 31, 2015 and $56,845 at December 31, 2014, respectively.

Results of Operations for Years Ended December 31, 2015 and 2014

The following table shows key components of the results of operations during the years ended December 31, 2015 and 2014:

	For Years Ended December 31,		Change of Amount	Change of %
	2015	2014

Revenue
- Third parties	$1,078,152	1,256,987	$(178,835)	(14)%
- Related parties	172,780	21,108	145,672	537%
	1,250,932	1,284,095	(33,163)	(3)%
Cost of revenue
- Third parties	166,505	443,685	(277,180)	(62)%
- Related parties	26,683	9,568	17,115	(179)%
	193,188	453,253	(260,065)	(57)%

Gross profit	1,057,744	830,842	226,902	27%

Operating expenses:
Research and development expenses	31,889	120,013	(88,124)	(73)%
Selling and marketing expenses	3,394	29,620	(26,226)	(89)%
General and administrative expenses	414,928	644,998	(230,070)	(36)%
Total operating expenses	450,211	794,631	(344,420)	(43)%
Income from Operations	607,533	36,211	571,322	1,578%

Other income	56,783	155,473	(98,690)	(63)%

Income from operations before income taxes	664,316	191,684	472,632	(247)%
Provision for income taxes	173,479	150,829	22,650	15%
Net income	490,837	40,855	449,982	1101%

Other comprehensive loss (income)
Foreign currency translation adjustment	(11,322)	2,313	(13,635)	(589)%
Comprehensive income	$479,515	43,168	$436,347	1011%

Revenue

Total revenues were $1,250,932 for the year ended December 31, 2015, compared to $1,284,095 for the corresponding period in 2014. The decrease in total revenues from the year ended December 31, 2014 to the year ended December 31, 2015 was $33,163, or 3%. The decrease was mainly due to decreases in online members in 2015.

Costs and Expenses

Cost of revenue

Total cost of revenues was $193,188 for the year ended December 31, 2015, compared to $453,253 for the corresponding period in 2014. The decrease in cost of revenues from the year ended December 31, 2014 to the year ended December 31, 2015 was $260,065, or 57%. The main decrease in cost of revenues was mainly a result of decrease in labor related cost of $151,952 the fees paid to WO 3G mobile TV for mobile platform construction of $60,204, decrease in information cost of $16,968, and other expenses of $30,941.

Operating Expenses

Total operating expenses were $450,211 for the year ended December 31, 2015, compared to$794,631 for the corresponding period in 2014. The decrease in operating expenses from the year ended December 31, 2014 to the year ended December 31, 2015 was $344,420 or 43%. The decrease was mainly led by decrease of research and development expenses of $88,124, selling expenses of $26,226 and general and administrative expenses of $230,070.

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

Research and development expenses were $31,889 for the year ended December 31, 2015, compared to $120,013 for the corresponding period in 2014. The decrease in research and development expenses from the year ended December 31, 2014 to the year ended December 31, 2015 was $88,124, or 73%. The decrease was mainly related to decrease in salary and benefits expenses of $79,010 and other expenses of $9,114.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $3,394 for the year ended December 31, 2015, compared to $29,620 for the corresponding period in 2014. The decrease in selling and marketing expenses from the year ended December 31, 2014 to the year ended December 31, 2015 was $26,226, or 89%. The decrease was mainly contributed by decrease in staff expenses by $18,949, office expenses by $5,095 and miscellaneous expense by $2,182. The Company cut labor budget in 2015, and also focused on exploring new version website, which led to a decrease in marketing expenses in 2015.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $414,928 for the year ended December 31, 2015, compared to $644,998 for the corresponding period in 2014. The decrease in general and administrative expenses from the year ended December 31, 2014 to the year ended December 31, 2015 was $230,070, or 36%. The fluctuation were mainly due to a decrease of $138,312 related to shares granted and issued to employees, a $10,673 decrease in professional fees, a $18,217 decrease in staff expenses, a $11,968 decrease in office expenses, a $21,991 decrease in office rental and $28,909 decrease in miscellaneous fee.

Income from Operations

As a result of the foregoing, our operating income was $607,533 for the year ended December 31, 2015, compared to loss of $36,211 for the year ended December 31, 2014.

Other Income

Other income was $56,783 for the year ended December 31, 2015, compared to other income of $155,473 for the corresponding period in 2014. The other income in 2015 was mainly for the governmental subsidy.

Income Tax Expense

Income tax expense was $173,479 for the year ended December 31, 2015, compared to $150,829 for the year ended December 31, 2014. The increase of income tax mainly due to more profit was driven from business operating.

Net Income

For the year ended December 31, 2015, we had net income of $490,837, compared to the net income of $40,855 for the year ended December 31, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,023,818 and $1,514,655 as of December 31, 2015 and December 31, 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2015, the Company generated net income of $490,837 and reduced operating expenses to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, loans from shareholders, as well as the cash flows generated from our operations.

As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. As of December 31, 2014, the Company had cash and cash equivalents of approximately $909,922. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

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

Cash Generating Ability

We believe that we will generate cash flows from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Year Ended December 31,
	2015	2014

Net cash (used in) provided by operating activities	$(397,604)	$776,162
Net cash used in investing activities	(2,248)	(2,277)
Net cash provided by financing activities	-	2,109
Effect of exchange rate change on cash and cash equivalents	(27,649)	(1,537)
Net (decrease) increase in cash and cash equivalents	(427,501)	774,457
Cash and cash equivalents at beginning of year	909,922	135,465
Cash and cash equivalents at end of year	$482,421	$909,922

Net Cash Used in Operating Activities

For the year ended December 31, 2015, $397,604 net cash used by operating activities was primarily attributable to our net income of $490,837 adjusted by non-cash items of depreciation of $16,561 and issuance of stocks to employees of $21,224, prepaid expenses and other current assets decreased by $22,597 due to decreased advanced payment for advertising strategic cooperation fee, prepaid taxes decreased by $6,348, income tax payable decreased by $9,387 and other current liabilities decreased by $7,333, deferred revenue decreased by $925,116 and advance from a customer decreased by $32,109.

For the year ended December 31, 2014, $776,162 net cash provided by operating activities was primarily attributable to our net income of $40,885 adjusted by non-cash items of depreciation of $30,819 and issuance of stocks to employees of $161,133, prepaid expenses and other current assets decreased by $80,897 due to decreased advanced payment for advertising strategic cooperation fee, prepaid taxes decreased by $2,517, income tax payable increased by $116,125, accounts receivable decreased by $7,455 and deferred revenue increased by $414,373 and offset by advance from a customer decreased by $48,795 deferred revenue-noncurrent decreased by $11,295 and other current liabilities decreased by $12,888.

Net Cash Used in Investing Activities

For the year ended December 31, 2015, net cash used in investing activities of $2,248 was primarily the result of the purchase of office equipment.

For the year ended December 31, 2014, net cash used in investing activities of $2,277 was primarily the result of the purchase of office equipment.

Net Cash Provided by Financing Activities

For the year ended December 31, 2015, there was no cash used in financing activities.

For the year ended December 31, 2014, net cash provided by financing activities of $2,109 was primarily the result of the increase of due to a related party.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2015 and December 31, 2014, we had lease agreements for the principal offices with commitment amount of $17,121 and $25,883, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

In July 2015, the FASB issued ASU 2015-11, simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR FISCAL YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Network Media, Inc.

We have audited the accompanying consolidated balance sheets of China Network Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of China Network Media, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the result its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

March 30, 2016

China Network Media Inc.

Consolidated Balance Sheets

(Stated in US dollars, except for number of shares)

	December 31,	December 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$482,421	$909,922
Prepaid taxes	81,236	92,127
Prepaid expenses and other current assets	17,404	41,234
Total current assets	581,061	1,043,283
Property and equipment, net	5,685	20,485
Total assets	$586,746	$1,063,768

Liabilities and shareholders’ equity
Current Liabilities
Deferred revenue	$26,366	$964,252
Due to a related party	80,251	84,662
Advance from a customer	-	32,502
Income tax payable	135,664	133,620
Other current liabilities	23,514	32,229
Total current liabilities	265,795	1,247,265
Total liabilities	$265,795	$1,247,265

Shareholders’ equity (deficit)

Common stock ($0.001 par value,100,000,000 shares authorized;65,679,533 and 65,175,333 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	65,679	65,175
Additional paid in capital	1,347,257	1,322,828
Accumulated deficit	(1,023,818)	(1,514,655)
Accumulated other comprehensive loss	(68,167)	(56,845)
Total shareholders' equity (deficit)	320,951	(183,497)
Total liabilities and shareholders' equity	$586,746	$1,063,768

See accompanying notes to the consolidated financial statements.

The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income

(Stated in US dollars, except for number of shares)

	For the Year Ended December 31,
	2015	2014
Revenue
- Third parties	$1,078,152	$1,256,987
- Related parties	172,780	27,108
	1,250,932	1,284,095
Cost of revenue
- Third parties	166,505	443,685
- Related parties	26,683	9,568
	193,188	453,253

Gross profit	1,057,744	830,842

Operating expenses:
Research and development expenses	31,889	120,013
Selling and marketing expenses	3,394	29,620
General and administrative expenses	414,928	644,998
Total operating expenses	450,211	794,631
Income from Operations	607,533	36,211

Other income	56,783	155,473

Income from operations before income taxes	664,316	191,684
Provision for income taxes	173,479	150,829
Net income	490,837	40,855

Other comprehensive income
Foreign currency translation adjustment	(11,322)	2,313
Comprehensive income	$479,515	$43,168

Basic and diluted income per share	$0.007	$0.001

Weighted-average number of shares outstanding -Basic and diluted	65,563,308	62,891,032

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statement of Changes in Shareholders' Equity

For the Years Ended December 31, 2015 and 2014

(Stated in US dollars, except for number of shares)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid in	Comprehensive		Shareholders
	Outstanding	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2013	60,395,829	$60,396	$1,166,474	$(59,158)	$(1,555,510)	$(387,798)

Issuance of shares to employees	4,789,504	4,791	156,342	-	-	161,133
Cancellation of shares to employees	(12,000)	(12)	12	-	-	-
Foreign currency translation adjustment	-	-	-	2,313		2,313
Net income	-	-	-	-	40,855	40,855
Balances at December 31, 2014	65,173,333	$65,175	$1,322,828	$(56,845)	$(1,514,655)	$(183,497)

Issuance of shares to employees	506,200	504	24,429	-	-	24,933
Foreign currency translation adjustment	-	-	-	(11,322)	-	(11,322)
Net income	-	-	-	-	490,837	490,837
Balances at December 31, 2015	65,679,533	$65,679	$1,347,257	$(68,167)	$(1,023,818)	$320,951

See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

(Stated in US dollars)

	For the Year Ended December 31,
	2015	2014

Cash Flows From Operating Activities
Net income	$490,837	$40,855
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	16,561	30,819
Issuance of shares to employees and part-time consultants	21,224	161,133
Changes in operating assets and liabilities:
Accounts receivable	-	7,455
Prepaid expenses and other current assets	22,597	80,897
Advance from a customer	(32,109)	(48,795)
Deferred revenue	(925,116)	414,373
Prepaid taxes	6,348	(2,517)
Income tax payable	9,387	116,125
Other current liabilities	(7,333)	(12,888)
Deferred revenue, non current	-	(11,295)
Net cash (used in) provided by operating activities	(397,604)	776,162

Cash Flows From Investing Activities
Short term loan to an unrelated party	(128,436)	-
Cash repayment from an unrelated party	128,436	-
Purchases of property and equipment	(2,248)	(2,277)
Net cash used in investing activities	(2,248)	(2,277)

Cash Flows From Financing Activities

Cash proceeds from related parties	-	181,023
Cash repayment to a related party	-	(178,914)
Net cash provided by financing activities	-	2,109

Effect of exchange rate fluctuation on cash and cash equivalents	(27,649)	(1,537)

Net increase(decrease) in cash and cash equivalents	(427,501)	774,457
Cash and cash equivalents, beginning of year	909,922	135,465
Cash and cash equivalents, end of year	$482,421	$909,922

Supplemental disclosure information:
Income taxes paid	$168,275	$34,704

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

The acquisition was accounted for as a “reverse merger,” and Science & Technology Media was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that would be reflected in the financial statements prior to the acquisition would be those of Science & Technology Media and its wholly owned subsidiaries and VIEs, and would be recorded at the historical cost, and the consolidated financial statements after completion of the acquisition would include the assets, liabilities and operation of China Network Media Inc., Science & Technology Media and its wholly owned subsidiaries and VIEs from the closing date of the acquisition. As a result of the issuance of the shares of common stock pursuant to the Exchange Agreement, a change in control of occurred as a result of the acquisition.

In connection with the closing of the Exchange Agreement, ToftApS, China Network Media Inc.’ principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media Inc. and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media Inc., in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media Inc. resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media Inc. appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. PengHuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares. After the reverse merger, 52,620,030 common stock were outstanding.

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

On March 19, 2014, the Company submitted dissolution application for Science & Technology Holding which was approved on April 2, 2014.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,023,818and $1,514,655 as of December 31, 2015 and December 31, 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2015, the Company generated net income of $490,837 and reduced operating expenses to help achieve profitable operations. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, loans from shareholders, as well as the cash flows generated from our operations.

As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. As of December 31, 2014, the Company had cash and cash equivalents of approximately $909,922. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that the current cash and cash equivalents combined with proceeds that it expects to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

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

As of December 31, 2015, there were no such retained earnings available for distribution.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the year ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014

Total assets	$586,746	$1,063,768

Total liabilities	$265,795	$1,247,265

	For the Year Ended December 31,
	2015	2014

Revenues	$1,250,932	$1,284,095

Net income	$490,837	$40,855

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the years ended December 31, 2015 and 2014, respectively.

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

The exchange rates used for foreign currency translation were as follows:

	December 31, 2015	December 31, 2014
(US$1 = RMB) Balance sheet items, except for equity accounts	6.4917	6.1535
(US$1 = HKD) Balance sheet items, except for equity accounts	7.7507	7.7580

	Year ended December 31,
	2015	2014
(US$1 = RMB) Items in the statements of income and comprehensive income, and statements of cash flows	6.2288	6.1482
(US$1 = HKD) Items in the statements of income and comprehensive income, and statements of cash flows	7.7524	7.7549

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $68,167 at December 31, 2015 and$56,845 at December 31, 2014, respectively.

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

There were not transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company used Level 2 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

m.	Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company plans to early adopt this standard beginning with the 2016 fiscal year, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 5.          EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of December 31, 2015.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014

Net income for basic and diluted earnings per share	$490,837	$40,855

Weighted average shares used in basic and diluted computation	65,563,308	62,891,032
Earnings per share:
Basic and diluted	$0.007	$0.001

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

Concentration

During the years ended December 31, 2015 and 2014, the Company had concentration of sales to the top customer accounting for 39% and 13% respectively.

For the years ended December 31, 2015 and 2014, the top supplier accounted for 32% and 17% of the Company’s purchases, respectively.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2015 and December 31, 2014, prepayment and other current assets consist of:

	December 31, 2015	December 31, 2014

Prepaid rental, phone and to other vendors	$-	$5,199
Prepayment to advertisement and internet resources providers	3,419	18,428
Other current assets	13,985	17,607
	$17,404	$41,234

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.           PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014

Office and other equipment	$92,665	$96,022
Computers	61,087	64,444
Property and equipment, cost	153,752	160,466
Less: accumulated depreciation	(148,067)	(139,981)
Property and equipment, net	$5,685	$20,485

Depreciation expense for the years ended December 31, 2015 and 2014 were $16,028 and $30,289, respectively.

NOTE 9.           RELATED PARTY TRANSACTIONS

At December 31, 2015 and December 31, 2014, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $80,251 and $84,662, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

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

As of December 31, 2015 and December 31, 2014, advances from a customer and deferred revenue consisted of the following:

	December 31, 2015	December 31, 2014

Advances from a customer	$-	$32,502
Deferred revenue, current	26,366	964,252
Total	$26,366	$996,754

NOTE 11.        OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2015	December 31, 2014

Payroll payable	21,736	21,103
Other payable	1,778	11,126
Total	$23,514	$32,229

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2015 and 2014.

The effective tax rate for the Company for the years ended December 31, 2015 and 2014 was 26%and 79% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2015	December 31, 2014

US federal rate	34%	34%
Taxable income	664,316	191,684
Computed expected income tax (expense)/ benefit	(225,867)	(65,173)
Reconciliation items:
Rate differential for domestic earnings	59,788	17,252
Non-deductible expenses	(268)	(2,164)
Valuation allowance on deferred tax assets	(7,132)	(100,744)
Effective income tax expense	$(173,479)	$(150,829)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of December 31, 2015, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of December 31, 2015 and December 31, 2014. The deferred tax assets arising from net operating losses will expire from 2019 if not utilized.

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

NOTE 13.        SHAREHOLDERS’ EQUITY (DEFICIT) AND STATUTORY RESERVES

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media Inc. (iii) China Network Media Inc. and (iv) the shareholders of Science & Technology Holding.

As a result of the Exchange Agreement, China Network Media Inc. acquired 100% of the processing and production operations of Science & Technology Media and its subsidiaries, the business and operations of which now constitutes its primary business and operations. Specifically, as a result of the Exchange Agreement on October 29, 2012:

☐	China Network Media Inc. acquired and now owns 100% of the issued and outstanding shares of capital stock of Science & Technology Media, a British Virgin Islands holding company which controls Dalian Tianyi, Science & Technology (Dalian) and their telecommunications business;

☐	China Network Media Inc. issued 50,000,000 shares of common stock to the shareholders of Science & Technology Media shareholders; and

☐	Science & Technology Media were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares.

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

On November 27, 2015, the Company determined to grant equity awards of 75,000 shares to one part-time consultant for the services rendered. The total fair value of these shares at the date of grant was estimated to be $3,709.

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

NOTE 15.       COMMITMENTS

The Company’s operating lease commitment as of December 31, 2015 and 2014 were $17,121 and $25,883, respectively. The unpaid lease commitment amount is expected to be paid in one year.

NOTE 16.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015 for the material weakness describe below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013, additional trainings offered to our staff in the accounting department and improvements in areas identified below, our internal controls were not effective as of December 31, 2015 for the material weakness describe below.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Wei Jiang	59	Chairman of the Board
HuiAn Peng	61	Chief Executive Officer and Director
		Interim Chief Financial Officer
Jie Liang	36	Secretary and Director

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

Board Committees

We have not formed an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee as of the date of this Report. Our Board of Directors performs the principal functions of an Audit Committee.  We currently do not have an audit committee financial expert serving on our Board of Directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2015 and 2014. These executive officers are referred to as the “named executive officers” throughout this Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Wei Jiang	2015	$14,130	0	0		0	0	0	0	$14,130
Chairman	2014	$13,548	0	0		0	0	0	0	$13,548

HuiAn Peng	2015	$14,130	0	0		0	0	0	0	$14,130
CEO, Interim CFO and director	2014	$13,548	0	0		0	0	0	0	$13,548

Jie Liang	2015	$12,943	0	1,483.50	(1)	0	0	0	0	$14,426.50
Secretary and Director	2014	$11,612	0	11,315	(2)	0	0	0	0	$22,927

(1)	Including 30,000 shares as equity award received on February 11, 2015, valued at $0.04945 per share.
(2)	Including 400,666 shares as equity award received on April 24, 2014, valued at $0.028 per share..

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Executive Officers and Directors:
Wei Jiang Chairman	6,538,000	9.95%
HuiAn Peng Chief Executive Officer and Director	14,627,790	22.27%
Jie Liang Secretary and Director	1,610,666	2.45%
All directors and executive officers as a group (3 persons)	22,776,456	34.68%

Other 5% Shareholders:
Juan Qu	12,251,000	18.65%
Huixin Leng	3,310,000	5.04%

(1)	Based on 65,679,533 shares of common stock issued and outstanding as of March 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	At December 31, 2015 and December 31, 2014, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $80,251 and $84,662, respectively, for advances made to fund operations. This payable is due on demand, non-interest bearing and has no maturity date.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $75,000 and $75,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $52,500 and $52,500, respectively for audit related fees from Marcum Bernstein& Pinchuk LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

CHINA NETWORK MEDIA INC.

Dated: March 30, 2016	By:	/s/ HuiAn Peng
HuiAn Peng
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wei Jiang	Chairman	March 30, 2016
Wei Jiang

/s/ HuiAn Peng	Chief Executive Officer, Interim Chief Financial Officer and Director	March 30, 2016
HuiAn Peng	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Jie Liang	Secretary and Director	March 30, 2016
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

