Form 10-Q
period 2016-03-31
China Network Media, Inc.
filed 2016-05-16
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☒

At May 16, 2016, the registrant had 65,830,533 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

March 31, 2016

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

3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

4

China Network Media Inc.

Consolidated Balance Sheets

(Stated in US dollars, except for number of shares)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$449,462	$482,421
Prepaid taxes	73,238	81,236
Prepaid expenses and other current assets	19,758	17,404
Total current assets	542,458	581,061
Property and equipment, net	8,441	5,685
Total assets	$550,899	$586,746

Liabilities and shareholders’ equity
Current Liabilities
Deferred revenue	$14,090	$26,366
Due to a related party	80,778	80,251
Income tax payable	145,345	135,664
Other current liabilities	25,606	23,514
Total current liabilities	265,819	265,795
Total liabilities	$265,819	$265,795

Shareholders’ equity

Common stock ($0.001 par value,100,000,000 shares authorized; 65,679,533 and 65,679,533 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	$65,679	$65,679
Additional paid in capital	1,349, 716	1,347,257
Accumulated deficit	(1,064,472)	(1,023,818)
Accumulated other comprehensive loss	(65,843)	(68,167)
Total shareholders' equity	285,080	320,951
Total liabilities and shareholders' equity	$550,899	$586,746

See accompanying notes to the consolidated financial statements.

The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in US dollars, except for number of shares)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$12,276	$397,276
- A related party	159,890	-
	172,166	397,276

Cost of revenue	59,560	53,532

Gross profit	112,606	343,744

Operating expenses:
Research and development expenses	6,636	9,282
Selling and marketing expenses	1,823	597
General and administrative expenses	133,674	134,504
Total operating expenses	142,133	144,383
Income (loss) from Operations	(29,527)	199,361

Other income	-	7,061

Income (loss) from operations before income taxes	(29,527)	206,422
Provision for income taxes	8,668	65,951
Net income (loss)	(38,195)	140,471

Other comprehensive income (loss)
Foreign currency translation adjustment	2,324	(353)
Comprehensive income (loss)	$(35,871)	$140,118

Basic and diluted income (loss) per share	$(0.0006)	$0.0021

Weighted-average number of shares outstanding -Basic and diluted	65,679,533	65,409,009

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Stated in US dollars)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$(38,195)	$140,471
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,456	6,812
Issuance of shares to employees and part-time consultants	-	21,224
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,209)	(2,688)
Accounts payable	-	163
Deferred revenue	(12,276)	(294,407)
Prepaid taxes	8,413	8,310
Income tax payable	8,668	(100,395)
Other current liabilities	1,911	(1,159)
Net cash used in operating activities	(32,232)	(221,669)

Cash Flows From Investing Activities
Short term loan to an unrelated party	-	(130,200)
Purchases of property and equipment	(4,137)	-
Net cash used in investing activities	(4,137)	(130,200)

Cash Flows From Financing Activities

Net cash provided by financing activities	-	-
Effect of exchange rate fluctuation on cash and cash equivalents	3,410	3,525

Net decrease in cash and cash equivalents	(32,959)	(348,344)
Cash and cash equivalents, beginning of period	482,421	909,922
Cash and cash equivalents, end of period	$449,462	$561,578

Supplemental disclosure information:
Income taxes paid	$-	$166,346

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

On January 21, 2012, the WFOE respectively entered into a series of agreements with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders (“Contractual Arrangements”). The relationship with Dalian Tianyi, Science & Technology (Dalian) and their respective shareholders are governed by the Contractual Arrangements. The Contractual Arrangements are comprised of a series of agreements, including Exclusive Technical Consulting Service Agreements and Operating Agreements, through which WFOE has the right to advise, consult, manage and operate Dalian Tianyi and Science & Technology (Dalian), and collect 85% of their respective net profits. The shareholders of Dalian Tianyi and Science & Technology (Dalian) have granted WFOE, under the Exclusive Equity Interest Purchase Agreement, the exclusive right and option to acquire all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian). Furthermore, the shareholders of Dalian Tianyi and Science & Technology (Dalian) are under the procedure of pledging all of their equity interests respectively in Dalian Tianyi and Science & Technology (Dalian) to WFOE under the Exclusive Equity Interest Pledge Agreement, and through the Exclusive Equity Interest Pledge Agreement, WFOE can collect the remaining 15% of Dalian Tianyi and Science & Technology (Dalian)’s respective net profits.

According to the Power of Attorney executed by the shareholders of Dalian Tianyi and Science & Technology (Dalian), they exclusively authorized WFOE to perform and exercise any and all of the shareholder’s rights in Dalian Tianyi and Science & Technology (Dalian).

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”)

On October 29, 2012, Science & Technology Media entered into a Share Exchange Agreement by and among (i) Science & Technology Holding, (ii) the principal shareholders of China Network Media Inc., (iii) China Network Media Inc., (iv) the shareholders of Science &Technology Holding and (v) Science & Technology Media.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,062,013and $1,023,818 as of March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, the Company bore net loss of $38,195.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, loans from shareholders, as well as the cash flows generated from our operations.

As of March 31, 2016, the Company had cash and cash equivalents of approximately $449,462. As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its VIEs.

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

The assets of the VIEs can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of VIEs. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

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

As of March 31, 2016, the Company has no plan for distribution of retained earnings.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the three months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	December 31, 2015
	(Unaudited)

Total assets	$495,507	$586,746

Total liabilities	$263,292	$265,795

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$172,166	$397,276

Net income (loss)	$(35,544)	$140,471

All of our current revenue is generated in PRC currency Renminbi (“RMB”). Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

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

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2016, its consolidated results of operations and cash flows for the three month periods ended March 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and VIEs. Upon consolidation, all balances and transactions between the Company and its subsidiaries and VIEs have been eliminated.

c.	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for receivables and recoverability of carrying amount and the estimated useful lives of long-lived assets.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three months ended March 31, 2016 and 2015, respectively.

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

i.	Earnings (loss) per share

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

j.	Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The reporting currency of the Company is United States dollars (“U.S. dollars” or “$”), and the functional currency of HK Science & Technology is Hong Kong dollars (“HK dollar”).  The functional currency of the Company’s PRC subsidiary and VIEs is the RMB, and PRC is the primary economic environment in which the Company operates. The reporting currency of these consolidated financial statements is U.S. dollars.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, U.S. dollars. The financial statements of HK Science & Technology, which are prepared using the HK dollar, are translated into the Company’s reporting currency, U.S. dollars. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows:

	March 31, 2016	December 31, 2015

($1 = RMB)

Balance sheet items, except for equity accounts	6.4494	6.4917

($1 = HKD)

Balance sheet items, except for equity accounts	7.7507	7.7507

	Three Months Ended March 31,
	2016	2015

($1 = RMB)

Items in the statements of operations and comprehensive income(loss), and statements of cash flows	6.5405	6.1444

($1 = HKD)

Items in the statements of operations and comprehensive income(loss), and statements of cash flows	7.7524	7.7556

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholders’ equity were $65,843 at March 31, 2016 and $68,167 at December 31, 2015, respectively.

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

There were not transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2016 and 2015, respectively.

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

m.	Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers. These new standards will identify performance obligations. The Company is currently evaluating the effect of these new standards, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

In March, 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations, financial condition and cash flows.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 5.	EARNINGS (LOSS) PER SHARE

The FASB’s accounting standard for earnings (loss) per share requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of March 31, 2016.

The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net income (loss)	$(38,195)	$140,471

Weighted average shares used in basic and diluted computation	65,679,533	65,409,009
Earnings/(loss) per share:
Basic and diluted	$(0.0006)	$0.0021

NOTE 6.	CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivables. The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration

During the three months ended March 31, 2016, the Company had concentration of sales to the top customer accounting for 93%. And for the three months ended March 31, 2015 three customers individually accounted for 46%, 19% and 12% of the Company’s sales, respectively..

During the three months ended March 31, 2016 and 2015, there was no single supplier accounted for over 10% of the Company’s purchase.

NOTE 7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2016 and December 31, 2015, prepayment and other current assets consists of:

	March 31, 2016	December 31, 2015
	(Unaudited)

Prepayment to advertisement and internet resources providers	$5,011	$3,419
Other current assets	14,747	13,985
	$19,758	$17,404

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.	PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Office and other equipment	$97,468	$92,665
Computers	61,487	61,087
Property and equipment, cost	158,955	153,752
Less: accumulated depreciation	(150,514)	(148,067)
Property and equipment, net	$8,441	$5,685

Depreciation expense for the three months ended March 31, 2016 and 2015 were $1,456 and $6,812, respectively.

NOTE 9.	RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, the Company had a balance due to Xie He Si Decoration Co., Ltd, a related company owned by the Chairman, Mr. Jiang Wei, of $80,778 and $80,251, respectively, for advances made to fund operations. This payable is due on demand, is non-interest bearing and has no maturity date.

For the three months ended March 31, 2016 and 2015, the Company derived revenue from Science & Technology Health Industry (Dalian) Co., Ltd, a related company owned by Mr. Jiang Wei and PengHuian, of $159,890 and $Nil, respectively. The services that the company provided were the same as they provide to third parties. And the price was established according to the company’s principle which consists with third parties.

NOTE 10.	DEFERRED REVENUE

Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period.

As of March 31, 2016 and December 31, 2015, deferred revenue consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Deferred revenue, current	$14,090	$26,366

NOTE 11.	OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
Payroll payable	$23,779	$21,736
Other payable	1,827	1,778
Total	$25,606	$23,514

NOTE 12.	TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2016 and 2015.

The effective tax rate for the Company for the three months ended March 31, 2016 and 2015 was 29% and 32% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
US federal rate	34%	34%
Taxable income (loss)	$(29,527)	$206,422
Computed expected income tax (expense)/ benefit	10,039	(70,183)
Reconciliation items:
Rate differential for domestic earnings	(2,657)	18,578
Non-deductible expenses	(439)	(185)
Valuation allowance on deferred tax assets	(15,611)	(14,161)
Effective income tax expense	$(8,668)	$(65,951)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of March 31, 2016, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of March 31, 2016 and December 31, 2015.

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

NOTE 14.	STATUTORY RESERVES

As stipulated by the laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. The Company can use the statutory surplus reserve to offset deficits, expand its plant or increase capital when and only when the reserve balance exceeds 50% of the registered capital, and the amount capitalized should be limited to 50% of the statutory surplus reserve. The Company appropriated statutory surplus of $2,459 and $0 as of March 31, 2016 and December 31, 2015.

NOTE 15.	SHARES GRANTED AND ISSUED TO EMPLOYEES

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

Major assumptions used for measuring the fair value as follow:

•	It is assumed that there will be no material change in the existing political, legal, technological, fiscal or economic condition which may adversely affect the business of the Company;

•	The Company will adhere to the terms that bond with the contracts and agreements;

•	The Company’s competitive advantages and disadvantages will not change significantly during the period.

NOTE 16.	COMMITMENTS

The Company’s operating lease commitment as of March 31, 2016 and December 31, 2015 were $4,308 and $17,121, respectively. The unpaid lease commitment amount is expected to be paid in one year.

NOTE 17.	SUBSEQUENT EVENTS

On April 19, 2016, the Company grants equity awards of 151,000 shares of common stock to employees for the services rendered. The total fair value of these shares at the date of grant was $7,467.

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no other subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended March 31, 2016. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

In 2016, we plan to update our website, which commenced in February 2016, in order to provide a docking port to e-commercial platforms. Meanwhile, we are negotiating with several-commercial platforms to advertise on our website using our popularity in this industry. After the revision, we can derive part of our revenues from providing advertisement and also receive commission for the services we provided to those e-commercial platforms. We also plan to invest in some electronic commerce platforms in 2016 in order to derive online sales business with our accumulated users’ database.

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

Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The reporting currency of the Company is United States dollars (“U.S. dollars” or “$”), and the functional currency of HK Science & Technology is Hong Kong dollars (“HK dollar”).  The functional currency of the Company’s PRC subsidiary and VIEs is the Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates. The reporting currency of these consolidated financial statements is U.S. dollars.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the U.S. dollars. The financial statements of HK Science & Technology, which are prepared using the HK dollar, are translated into the Company’s reporting currency, the U.S. dollars. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows:

	March 31, 2016	December 31, 2015
($1 = RMB)
Balance sheet items, except for equity accounts	6.4494	6.4917
($1 = HKD)
Balance sheet items, except for equity accounts	7.7507	7.7507

	Three Months ended March 31,
	2016	2015
($1 = RMB)
Items in the statements of operations and comprehensive income(loss), and statements of cash flows	6.5405	6.1444
($1 = HKD)
Items in the statements of operations and comprehensive income(loss), and statements of cash flows	7.7524	7.7556

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s deficit were $65,843 at March 31, 2016 and $68,167 at December 31, 2015, respectively.

Results of Operations for Three Months Ended March 31, 2016 and 2015

The following table shows key components of the results of operations during the three months ended March 31, 2016 and 2015:

	For Three Months Ended March 31,		Change of Amount	Change of %
	2016	2015
Revenue
- Third parties	$12,276	397,276	$(385,000)	(97)%
- A related party	159,890	-	159,890	NA
	172,166	397,276	(225,110)	(57)%

Cost of revenue	59,560	53,532	6,028	11%

Gross profit	112,606	343,744	(231,138)	(67)%

Operating expenses:
Research and development expenses	6,636	9,282	(2,646)	(29)%
Selling and marketing expenses	1,823	597	1,226	205%
General and administrative expenses	133,674	134,504	(830)	(1)%
Total operating expenses	142,133	144,383	(2,250)	(2)%
Income (loss) from Operations	(29,527)	199,361	(228,888)	(115)%

Other income	-	7,061	(7,061)	(100)%

Income (loss) from operations before income taxes	(29,527)	206,422	(235,949)	(114)%
Provision for income taxes	8,668	65,951	(57,283)	(87)%
Net income (loss)	(38,195)	140,471	(178,666)	(87)%

Other comprehensive income (loss)
Foreign currency translation adjustment	2,324	(353)	2,677	(758)%

Comprehensive income (loss)	$(35,871)	140,118	(175,989)	(126)%

Revenue

Total revenues were $172,166 for the three months ended March 31, 2016, compared to $397,276 for the corresponding period in 2015. The decrease in total revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016 was $225,110, or 57%. The decrease was mainly due to decreases in online members in 2016.

Costs and Expenses

Cost of revenue

Total cost of revenues was $59,560 for the three months ended March 31, 2016, compared to $53,532 for the corresponding period in 2015. The increase in cost of revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016 was $6,028, or 11%. The main increase in cost of revenues was mainly a result of increase in labor related cost of $11,960 and information cost of $2,290, decrease of other expenses of $8,222.

Operating Expenses

Total operating expenses were $142,133 for the three months ended March 31, 2016, compared to$144,383 for the corresponding period in 2015. The decrease in operating expenses from the three months ended March 31, 2015 to the three months ended March 31, 2016 was $2,250 or 2%. The decrease was mainly led by decrease of research and development expenses of $2,646 and general and administrative expenses of $830, netted of by increase of selling expenses of $1,226.

Research and Development Expenses

Research and development expenses mainly consist of personnel-related expenses incurred for costs associated with research in new products and services, development and enhancement of existing products, services, techniques, or processes. The research and development expenses of the Company mainly represented the labor-related cost of technical department, which engaged in developing and in putting new content into the Company’s website and improving existing services.

Research and development expenses were $6,636 for the three months ended March 31, 2016, compared to $9,282 for the corresponding period in 2015. The decrease in research and development expenses from the three months ended March 31, 2015 to the three months ended March 31, 2016 was $2,646, or 29%. The decrease was mainly related to decrease in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $1,823 for the three months ended March 31, 2016, compared to $597 for the corresponding period in 2015. The increase in selling and marketing expenses from the three months ended March 31, 2015 to the three months ended March 31, 2016 was $1,226, or 205%. The increase was mainly contributed by increase in staff expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $133,674 for the three months ended March 31, 2016, compared to $134,504 for the corresponding period in 2015. The decrease in general and administrative expenses was $830, or 1%. The fluctuation were mainly due to a decrease of $22,681 related to shares granted and issued to employees, a $7,029 decrease in miscellaneous fee deducted by an increase of 28,880 of professional fee.

Income (loss) from Operations

As a result of the foregoing, our operating loss was $29,527 for the three months ended March 31, 2016, compared to income of $199,361 for the three months ended March 31, 2015.

Other Income

Other income was $nil for the three months ended March 31, 2016, compared to other income of $7,061 for the corresponding period in 2015. The other income in 2015 was mainly for the governmental subsidy while there was no such income in 2016.

Income Tax Expense

Income tax expense was $8,668 for the three months ended March 31, 2016, compared to $65,951 for the three months ended March 31, 2015. The decrease of income tax mainly due to less profit was driven from business operating.

Net Income (loss)

For the three months ended March 31, 2016, we had net loss of $38,195, compared to the net income of $140,471 for the three months ended March 31, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $1,062,013 and $1,023,818 as of March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, the Company bore net loss of $38,195. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, loans from shareholders, as well as the cash flows generated from our operations.

As of March 31, 2016, the Company had cash and cash equivalents of approximately $449,462. As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. Cash equivalents primarily comprise petty cash and cash in the bank accounts.

We believe believes that the current cash and cash equivalents combined with proceeds that it expect to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe that we will generate cash flows from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(32,232)	$(221,669)
Net cash used in investing activities	(4,137)	(130,200)
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	3,410	3,525
Net decrease in cash and cash equivalents	(32,959)	(348,344)
Cash and cash equivalents at beginning of year	482,421	909,922
Cash and cash equivalents at end of year	$449,462	$561,578

Net Cash Used in Operating Activities

For the three months ended March 31, 2016, $32,232 net cash used in operating activities was primarily attributable to our net loss of $38,195 adjusted by non-cash items of depreciation and amortization of $1,456, prepaid tax decreased by $8,413, other liabilities increased by $1,911, income tax payable decreased by $8,668 and offset by prepaid expenses increased by $2,209 due to increased advanced payment for advertising strategic cooperation fee and deferred revenue decreased by $12,276.

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

Net Cash Used in Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities of $4,137 due to purchase of fixed assets.

For the three months ended March 31, 2015, net cash used in investing activities of $132,000 due to a short term loan to an unrelated party.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2016 and 2015, net cash provided by financing activities was $nil.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2016 and December 31, 2015, we had lease agreements for the principal offices with commitment amount of $4,308 and $17,121, respectively. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers. These new standards will identify performance obligations. The Company is currently evaluating the effect of these new standards, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

In March, 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations, financial condition and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that despite our hiring of a financial consultant who is familiar with U.S. GAAP in January 2013 and additional trainings offered to our staff in the accounting department and improvements in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2016 for the material weakness describe below.

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

CHINA NETWORK MEDIA, INC.

Dated: May 16, 2016	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

