Form 10-Q
period 2016-06-30
China Network Media, Inc.
filed 2016-08-15
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

At August 13, 2016, the registrant had 65,830,533 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

June 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

China Network Media, Inc.

June 30, 2016 and 2015

3

China Network Media Inc.

Consolidated Balance Sheets

(Stated in US dollars, except for number of shares)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$60,260	$482,421
Due from related parties	674,259	-
Prepaid taxes	-	81,236
Prepaid expenses and other current assets	20,920	17,404
Total current assets	755,439	581,061
Property and equipment, net	28,817	5,685
Total assets	$784,256	$586,746

Liabilities and shareholders’ `equity
Current Liabilities
Deferred revenue	$5,246	$26,366
Due to related parties	78,473	80,251
Other tax payables	23,079	-
Income tax payable	210,924	135,664
Other current liabilities	26,815	23,514
Total current liabilities	344,537	265,795

Total liabilities	$344,537	$265,795

Shareholders’ equity

Common stock ($0.001 par value,100,000,000 shares authorized; 65,830,533 and 65,679,533 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	65,830	65,679
Additional paid in capital	1,437,351	1,347,257
Accumulated deficit	(987,599)	(1,023,818)
Accumulated other comprehensive loss	(75,863)	(68,167)
Total shareholders' equity	439,719	320,951
Total liabilities and shareholders' equity	$784,256	$586,746

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in US dollars, except for number of shares)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$20,853	$788,661	$8,577	$391,385
- Related parties	601,641	-	441,751	-
	622,494	788,661	450,328	391,385
Cost of revenue	122,896	101,361	63,336	47,829

Gross profit	499,598	687,300	386,992	343,556

Operating expenses:
Research and development expenses	50,013	16,952	43,377	7,670
Selling and marketing expenses	3,160	1,201	1,337	607
General and administrative expenses	270,093	260,652	136,419	126,148
Total operating expenses	323,266	278,805	181,133	134,425
Income from Operations	176,332	408,495	205,859	209,131

Other income(expenses)	(37,865)	6,833	(37,865)	(228)

Net income before income taxes	138,467	415,328	167,994	208,903
Provision for income taxes	79,672	127,455	71,004	61,504
Net income	58,795	287,873	96,990	147,399

Other comprehensive Loss
Foreign currency translation adjustment	(7,696)	(728)	(10,020)	(375)
Comprehensive Income	$51,099	$287,145	$86,970	$147,024

Basic and diluted earnings per share	$0.001	$0.004	$0.001	$0.002

Weighted-average number of shares outstanding -Basic and diluted	65,740,099	65,507,311	65,800,665	65,604,533

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

(Stated in US dollars, except for number of shares)

	For Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$58,795	$287,873
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,682	12,007
Issuance of shares to employees and part-time consultants	7,467	21,224
Changes in operating assets and liabilities:
Due from related parties	(468,150)	-
Prepaid expenses and other current assets	(3,981)	17,292
Advance from a customer	-	(16,359)
Deferred revenue	(20,853)	(669,376)
Prepaid taxes	-	5,410
Income tax payable	79,672	(39,751)
Other tax payable	104,141	-
Other current liabilities	3,905	(4,797)
Net cash used in operating activities	(235,322)	(386,477)

Cash Flows From Investing Activities
Purchases of property and equipment	(27,328)	-
Short term loan to a related party	(217,246)	-
Short term loan to an unrelated party	-	(130,873)
Cash repayment from an unrelated party	-	130,873
Net cash used in investing activities	(244,574)	-

Cash Flows From Financing Activities
Contributed from Jiang Wei	61,196	-
Cash proceeds from a related party	67	-
Net cash provided by financing activities	61,263	-
Effect of exchange rate fluctuation on cash and cash equivalents	(3,528)	8,146

Net decrease in cash and cash equivalents	(422,161)	(378,331)
Cash and cash equivalents, beginning of the period	482,421	909,922
Cash and cash equivalents, end of the period	$60,260	$531,591

Supplemental disclosure information:
Income taxes paid	$-	$167,379

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

In connection with the closing of the Exchange Agreement, ToftApS, China Network Media Inc.’ principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media Inc. and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media Inc., in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media Inc. resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media Inc. appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. Peng HuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares. After the RTO, 52,620,030 common stocks were outstanding.

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

NOTE 2.      GOING CONCERN AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $987,599 and $1,023,818 as of June 30, 2016 and December 31, 2015 and net income of 58,795 and$287,873 for the six months ended June 30, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2016, the Company had cash and cash equivalents of approximately $60,260. As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that the receivables due from related parties will be collected in near future. Therefore, the cash and cash equivalents combined with proceeds that it expects to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

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

As of June 30, 2016, the Company has no plan for distribution of retained earnings.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the six months and three months ended June 30, 2016 and 2015, respectively:

	June 30, 2016	December 31, 2015
	(Unaudited)

Total assets	$739,199	$586,746

Total liabilities	$342,084	$265,795

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Revenues	$622,494	$788,661

Net income	$77,855	$287,873

	For Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$450,328	$391,385

Net income	$113,399	$147,399

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

NOTE 4.      SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.    Basis of preparation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2016 and for the six months and three months periods ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016, its consolidated results of operations and cash flows for the six months and three months periods ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

f.     Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the three and six months ended June 30, 2016 and 2015, respectively.

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

The exchange rates used for foreign currency translation were as follows:

	June 30, 2016	December 31, 2015
(US$1 = RMB) Balance sheet items, except for equity accounts	6.6443	6.4917
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7589	7.7507

	Six Months Ended June 30,
	2016	2015
(US$1 = RMB) Items in the statements of operations and comprehensive income(loss) and statements of cash flows	6.5364	6.1128
(US$1 = HKD) Items in the statements of operations and comprehensive income(loss) and statements of cash flows	7.7675	7.7538

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s equity were $75,863 at June 30, 2016 and $68,167 at December 31, 2015, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 the Company used Level 3 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

m.   Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In April and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers. These new standards will identify performance obligations. The Company is currently evaluating the effect of these new standards, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

NOTE 5.          EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of June 30, 2016.

The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015, respectively:

	For Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$96,990	$147,399

Weighted average shares used in basic and diluted computation	65,800,665	65,604,533
Earnings per share:
Basic and diluted	$0.001	$0.002

	For Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$58,795	$287,873

Weighted average shares used in basic and diluted computation	65,740,099	65,507,311
Earnings per share:
Basic and diluted	$0.001	$0.004

NOTE 6.         CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and related parties receivables.

The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The related parties’ receivables are regularly monitored and an impairment analysis is performed at each reporting date based on the payment history and financial position of related parties.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration of customers and suppliers

For the six months ended June 30, 2016, two customers accounted for61% and 35% of the Company’s sales, respectively. For the six months ended June 30, 2015, three customers accounted for 42%, 19% and 12% of the Company’s sales, respectively. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016, two customers accounted for 49%and 49% of the Company’s sales, respectively. For the three months ended June 30, 2015, three customers accounted for 43%, 20% and 12% of the Company’s sales, respectively. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended June 30, 2016 and 2015, respectively.

For the six months and three months ended June 30, 2016 and 2015, there was no supplier who accounted for more than 10% of the Company’s purchases.

As of June 30, 2016 two customers accounted for 50% and 50% of trade accounts receivable which is included in due from related parties. As of December 31, 2015 there were no customers who accounted for more than 10% of the Company’s trade accounts receivable.

NOTE 7.          PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2016 and December 31, 2015, prepayment and other current assets consist of:

	June 30, 2016	December 31, 2015
	(Unaudited)

Prepayment to advertisement and internet resources providers	5,053	3,419
Other current assets	15,867	13,985
	$20,920	$17,404

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.          PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Office and other equipment	$117,421	$92,665
Computers	59,683	61,087
Property and equipment, cost	177,104	153,752
Less: accumulated depreciation	(148,287)	(148,067)
Property and equipment, net	$28,817	$5,685

Depreciation expense for the six months ended June 30, 2016 and 2015 were $3,682 and $12,007, respectively. Depreciation expense for the three months ended June 30, 2016 and 2015 were $2,226 and $5,195, respectively.

NOTE 9.          RELATED PARTY TRANSACTIONS

For the three and six months periods of June 30, 2016 the Company derived revenue from Science & Technology Network Business (Dalian) Co., Ltd and Science & Technology Healthy Industry (Dalian) Co., Ltd, related companies owned by the Chairman, Mr. Jiang Wei as below:.

	For Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Science & Technology Network Business (Dalian) Co., Ltd	$220,875	$-
Science & Technology Healthy Industry (Dalian) Co., Ltd	220,876	-
	$441,751	$-

	For Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Science & Technology Network Business (Dalian) Co., Ltd	$220,826	$-
Science & Technology Healthy Industry (Dalian) Co., Ltd	380,815	-
	$601,641	$-

The services that the Company provided were the same as they provide to third parties. And the price was established according to the Company’s principle which consists with third parties.

For the three and six months periods of June 30, 2016 the Company paid Science & Technology Network Business (Dalian) Co., Ltd $30,598 and $30,598 for the website upgrading.

As of June 30, 2016 and December 31, 2015 the Company had balances with related parties owned by the Chairman, Mr. Jiang Wei as below:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Due from related parties
Trade accounts receivable:
Science & Technology Network Business (Dalian) Co., Ltd.	$230,271	$-
Science & Technology Healthy Industry (Dalian) Co., Ltd.	230,271	-
Loan due from related party:
Science & Technology Healthy Industry (Dalian) Co., Ltd.	213,717	-
	$674,259	$-

This loan due from related party was due on demand, non-interest bearing and has no maturity date. As of August 9, 2016 the related party has returned $93,313.

	June 30,	December 31,
	2016	2015
	(Unaudited)
Due to related parties
Xie He Si Decoration Co., Ltd.	$78,473	$80,251

Xie He Si Decoration Co., Ltd, is related company owned by the Chairman, Mr. Jiang Wei. This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 10.       DEFERRED REVENUE

Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period.

As of June 30, 2016 and December 31, 2015, deferred revenue consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Deferred revenue, current	$5,246	$26,366

NOTE 11.       OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Payroll payable	$24,205	$21,736
Other payable	2,610	1,778
Total	$26,815	$23,514

NOTE 12.       TAXATION

A)    Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2016 and 2015.

The effective tax rate for the Company for the three months ended June 30, 2016 and 2015 was 42% and 29% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For Three Months Ended June 30, 2016
	2016	2015
	(Unaudited)	(Unaudited)
Taxable income	$167,994	$208,903
US federal rate	34%	34%
Computed expected income tax expense	(57,118)	(71,027)
Reconciliation items:
Rate differential for domestic earnings	15,119	18,801
Non-deductible expenses	162	(15)
Valuation allowance on deferred tax assets	(29,167)	(9,263)
Effective income tax expense	$(71,004)	$(61,504)

The effective tax rate for the Company for the six months ended June 30, 2016 and 2015 was 58% and 31% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Taxable income	$138,467	$415,328
US federal rate	34%	34%
Computed expected income tax expense	(47,079)	(141,212)
Reconciliation items:
Rate differential for domestic earnings	12,462	37,380
Non-deductible expenses	(277)	(199)
Valuation allowance on deferred tax assets	(44,778)	(23,424)
Effective income tax expense	$(79,672)	$(127,455)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of June 30, 2016, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of June 30, 2016 and December 31, 2015.

B)    Value Added Tax and relevant surcharge

Revenue of our membership and advertising planning services are subject to 6% value added tax (“VAT”) and 0.72% total surcharge of the gross service income for the business incurred on and after November 1,2013.

The Company pays the VAT when the invoices are issued to customers and estimates the income tax as the full received amounts had been recognized as revenue.

NOTE 13.       STATUTORY RESERVES

As stipulated by the laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. The Company can use the statutory surplus reserve to offset deficits, expand its plant or increase capital when and only when the reserve balance exceeds 50% of the registered capital, and the amount capitalized should be limited to 50% of the statutory surplus reserve. The Company appropriated statutory surplus of $2,576 and $0 as of June 30, 2016 and December 31, 2015.

NOTE 14.       SHARES GRANTED AND ISSUED TO EMPLOYEES

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

On April 19, 2016, the Company grants equity awards of shares of common stock to employees for the services rendered. The total fair value of these shares at the date of grant was $7,467.

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

NOTE 15.       COMMITMENTS

The Company’s operating lease commitment as of June 30, 2016 and December 31, 2015 were $52,124 and $17,121, respectively. The unpaid contract amount is expected to be paid in one year.

NOTE 16.       SUBSEQUENT EVENTS

There were no any significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by China Network Media, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Certain Terms Used in This Report

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to the combined business of China Network Media Inc. and its consolidated subsidiaries and variable interest entities.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“MGYS” refers to Metha Energy Solutions Inc., a Delaware corporation;

•	“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this prospectus, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“PRC Operating Subsidiaries” or “PRC Operating Entities” refers to “Science & Technology (Dalian)” and “Dalian Tianyi”;

•	“Renminbi” or “RMB” refers to the legal currency of China;

•	“Science & Technology Trading” or “WFOE” refers to our indirect subsidiary of Science & Technology World Website Trade (Dalian) Co., Ltd., a PRC limited company;

•	“Science & Technology Network” refers to our variable interest entity Science & Technology World Network (Dalian) Co., Ltd., a PRC limited company;

•	“Dalian Tianyi” refers to our variable interest entity Dalian Tianyi Culture Development Co., Ltd., a PRC limited company;

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

Results of Operations

Comparison for the Three Months Ended June 30, 2016 and 2015

The following table shows key components of the results of operations during three months ended June 30, 2016 and 2015:

	For Three Months Ended June 30,		Change of Amount	Change of %
	2016	2015
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$8,577	$391,385	$(382,808)	(98)%
- Related parties	441,751	-	441,751	N/A
	450,328	391,385	58,943	15%

Cost of revenue	63,336	47,829	15,507	32%

Gross profit	386,992	343,556	43,436	13%

Operating expenses:
Research and development expenses	43,377	7,670	35,707	466%
Selling and marketing expenses	1,337	607	730	120%
General and administrative expenses	136,419	126,148	10,271	8%
Total operating expenses	181,133	134,425	46,708	35%
Income from Operations	205,859	209,131	(3,272)	(2)%

Other expenses	(37,865)	(228)	(37,637)	16,507%

Net income before income taxes	167,994	208,903	(40,909)	(20)%
Provision for income taxes	71,004	61,504	9,500	15%
Net income	96,990	147,399	(50,409)	(34)%

Other comprehensive loss
Foreign currency translation adjustment	(10,020)	(375)	(9,645)	2,572%
Comprehensive income	$86,970	$147,024	$(60,054)	(41)%

Revenue

Total revenue was $450,328 for three months ended June 30, 2016, compared to $391,385 for the corresponding period in 2015. The increase in total revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $58,943 or 15%. The increase was mainly attributable to increases in online revenue from two related parties in 2016.

Costs and Expenses

Cost of revenue

Total cost of revenues was $63,336 for the three months ended June 30, 2016, compared to $47,829 for the corresponding period in 2015. The increase in cost of revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $15,507, or 32%. The main increase in cost of revenues was mainly a result of increase in labor cost.

Operating Expenses

Total operating expenses were $181,133 for the three months ended June 30, 2016, compared to $134,425 for the corresponding period in 2015. The increase in operating expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $46,708, or 35%. The increase was mainly attributable to increase of research and development expenses of $35,707, general and administrative expenses of $10,271 and selling expenses of $730.

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

Research and development expenses were $43,377 for the three months ended June 30, 2016, compared to $7,670 for the corresponding period in 2015. The increase in research and development expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $35,707, or 466%. The increase was mainly related to increase in website upgrading and salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $1,337 for the three months ended June 30, 2016, compared to $607 for the corresponding period in 2015. The increase in selling and marketing expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $730, or 120%.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $136,419 for the three months ended June 30, 2016, compared to $126,148 for the corresponding period in 2015. The increase in general and administrative expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 was $10,271, or 8%. The increases were mainly due to an increase of share base payment of $7,467, and a $2,804 increase in miscellaneous fee.

Income from Operations

As a result of the foregoing, our operating income was $205,859 for the three months ended June 30, 2016, compared to income of $209,131 for the three months ended June 30, 2015.

Other Expenses

Other expense was $37,865 for the three months ended June 30, 2016, compared to $228 for the corresponding period in 2015. The increase of other expenses was mainly due to the recognition of expenses from non-refundable business tax in 2016.

Income Tax Expense

Income tax expense was $71,004 for the three months ended June 30, 2016, compared to $61,504 for the three months ended June 30, 2015.

Net Income

For the three months ended June 30, 2016, we had net income of $96,990, compared to $147,399 for the three months ended June 30, 2015.

Comparison for the Six Months Ended June 30, 2016 and 2015

The following table shows key components of the results of operations during six months ended June 30, 2016 and 2015:

	For Six Months Ended June 30,		Change of Amount	Change of %
	2016	2015
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$20,853	$788,661	$(767,808)	(97)%
- Related parties	601,641	-	601,641	N/A
	622,494	788,661	(166,167)	(21)%

Cost of revenue	122,896	101,361	21,535	21%

Gross profit	499,598	687,300	(187,702)	(27)%

Operating expenses:
Research and development expenses	50,013	16,952	33,061	195%
Selling and marketing expenses	3,160	1,201	1,959	163%
General and administrative expenses	270,093	260,652	9,441	4%
Total operating expenses	323,266	278,805	44,461	16%
Income from Operations	176,332	408,495	(232,163)	(57)%

Other income (expenses)	(37,865)	6,833	(44,698)	(654)%

Net income before income taxes	138,467	415,328	(276,861)	(67)%
Provision for income taxes	79,672	127,455	(47,783)	(37)%
Net income	58,795	287,873	(229,078)	(80)%

Other comprehensive loss
Foreign currency translation adjustment	(7,696)	(728)	(6,968)	957%
Comprehensive income	$51,099	$287,145	$(236,046)	(82)%

Revenue

Total revenues were $622,494 for six months ended June 30, 2016, compared to $788,661 for the corresponding period in 2015. The decrease in total revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $166,167 or 21%. The decrease was mainly attributable to the decreases in online members in 2016.

Costs and Expenses

Cost of revenue

Total cost of revenues was $122,896 for the six months ended June 30, 2016, compared to $101,361 for the corresponding period in 2015. The increase in cost of revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $21,535, or 21%. The main increase in cost of revenues was mainly a result of increase in labor cost of $18,120, and other cost increase of $3,415.

Operating Expenses

Total operating expenses were $323,266 for the six months ended June 30, 2016, compared to $278,805 for the corresponding period in 2015. The increase in operating expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $44,461 or 16%. The increase was mainly attributable to increase of research and development expenses of $33,061, increase of general and administrative expenses of $1,959 and selling expenses of $9,441.

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

Research and development expenses were $50,013 for the six months ended June 30, 2016, compared to $16,952 for the corresponding period in 2015. The increase in research and development expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $33,061, or 195%. The increase was mainly due to our enhancement of our websites.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $3,160 for the six months ended June 30, 2016, compared to $1,201 for the corresponding period in 2015. The increase in selling and marketing expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $1,959, or 163%. The increase was mainly contributed by increase in staff cost.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $270,093 for the six months ended June 30, 2016, compared to $260,652 for the corresponding period in 2015. The increase in general and administrative expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 was $9,411, or 4%. The increases were mainly due to an increase of share base payment of $7,467 and a $2,804 increase in miscellaneous fee.

Income from Operations

As a result of the foregoing, our operating income was $176,332 for the six months ended June 30, 2016, compared to $408,495 for the six months ended June 30, 2015.

Other Income (expenses)

Other expenses were $37,865 for the six months ended June 30, 2016, compared to other income of $6,833 for the corresponding period in 2015.  The increase of other expenses was primarily due to the recognition of expenses from non-refundable business tax in 2016.

Income Tax Expense

Income tax expense was $79,672 for the six months ended June 30, 2016, compared to $127,455 for the six months ended June 30, 2015.

Net Income

For the six months ended June 30, 2016, we had net income of $58,795, compared to $287,873 for the six months ended June 30, 2015.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $987,599 and $1,023,818 as of June 30, 2016 and December 31, 2015 and net income of 58,795 and $287,873 for the six months ended June 30, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, loans from shareholders, as well as the cash flows generated from our operations.

As of June 30, 2016, the Company had cash and cash equivalents of approximately $60,260. As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that the receivables due from related parties will be collected in near future. Therefore, the cash and cash equivalents combined with proceeds that it expects to generate from operating activities are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe that we will generate cash flows from our membership business and other business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below:

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(235,322)	$(386,477)
Net cash used in investing activities	(244,574)	-
Net cash provided by financing activities	61,263	-
Effect of exchange rate change on cash and cash equivalents	(3,528)	8,146
Net decrease in cash and cash equivalents	(422,161)	(378,331)
Cash and cash equivalents at beginning of period	482,421	909,922
Cash and cash equivalents at end of period	$60,260	$531,591

Net Cash Used in Operating Activities

For the six months ended June 30, 2016, $235,322 net cash used in operating activities was primarily attributable to our net income of $58,795 adjusted by non-cash items of depreciation of $3,682 and $7,467 issuance of shares to employees, prepaid expenses increased by 3,981, due from related parties increased by 468,150, deferred revenue decreased by $20,853, income tax payable increased by $79,672, other tax payable increased by $104,141 and other liabilities increased by $3,905.

For the six months ended June 30, 2015, $386,477 net cash used in operating activities was primarily attributable to our net income of $287,873 adjusted by non-cash items of depreciation and amortization of $12,007 and $21,224 issuance of shares to employees and part-time consultants, prepaid expenses decreased by 17,292, advance from customers decreased by $16,359, deferred revenue decreased by $669,376, prepaid tax decreased by $5,410, income tax payable decreased by $39,751 and other liabilities decreased by $4,797.

Net Cash Used in Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities of $244,574 was due to the purchase of new office equipment of $27,328 and short term loan to a related party of $217,246.

For the six months ended June 30, 2015, net cash used in investing activities was $nil.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities of $61,263 was the result of the proceeds from Mr. Jiang Wei, a shareholder of the Company.

For the six months ended June 30, 2015, net cash provided by financing activities was $nil.

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

Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The reporting currency of the Company is U. S. dollars (“U.S. dollars” or “$”), and the functional currency of HK Science & Technology is Hong Kong dollars (“HK dollar”).  The functional currency of the Company’s PRC subsidiary and VIEs is the Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates. The reporting currency of these consolidated financial statements is the U.S. dollars.

For financial reporting purposes, the financial statements of the Company’s PRC subsidiary and VIEs, which are prepared using the RMB, are translated into the Company’s reporting currency, the U. S. dollars. The financial statements of HK Science & Technology, which are prepared using the HK dollar, are translated into the Company’s reporting currency, the U. S. dollars. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  The resulting exchange differences are included in the determination of net income (loss) of the consolidated financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows:

	June 30, 2016	December 31, 2015
(US$1 = RMB) Balance sheet items, except for equity accounts	6.6443	6.4917
(US$1 = HKD) Balance sheet items, except for equity accounts	7.7589	7.7507

	Six Months ended June 30,
	2016	2015
(US$1 = RMB) Items in the statements of operations and comprehensive income(loss), and statements of cash flows	6.5364	6.1128
(US$1 = HKD) Items in the statements of operation and comprehensive income(loss), and statements of cash flows	7.7675	7.7538

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s equity were $75,863 at June 30, 2016 and $68,167 at December 31, 2015, respectively.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2016 and December 31, 2015, we had lease agreements for the principal offices with commitment amount of $52,124 and $17,121, respectively. The unpaid contract amount is expected to be paid in one year. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In April and May 2016, the FASB issued Accounting Standards Update 2016-10 and ASU 2016-12, Revenue from Contracts with Customers. These new standards will identify performance obligations. The Company is currently evaluating the effect of these new standards, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, or related disclosures.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016.

Our management has identified the following steps to address the above material weakness:

(1) We have engaged a financial accountant to assist us in preparing our financial statements in accordance with US GAAP standards and SEC rules and regulations.

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

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 19, 2016, the Company issued 151,000 shares of the Company’s common stock as equity awards to employees at an aggregate fair value of $7,467 ($0.04945/share) calculated through the application of an income approach to evaluate the future value of the operation into a present market value. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act or Regulation S promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certifications of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NETWORK MEDIA, INC.

Dated: August 15, 2016	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

