Form 10-Q
period 2016-09-30
China Network Media, Inc.
filed 2016-11-14
CIK 1440760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐ No ☒

At November 14, 2016, the registrant had 65,830,533 shares of common stock, par value $0.001 per share, issued and outstanding.

CHINA NETWORK MEDIA, INC.

FORM 10-Q REPORT

September 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

3

China Network Media Inc.

Consolidated Balance Sheets

(Stated in US dollars, except for number of shares)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,410	$482,421
Due from related parties	747,352	-
Prepaid taxes	-	81,236
Prepaid expenses and other current assets	18,233	17,404
Total current assets	838,995	581,061
Property and equipment, net	25,389	5,685
Total assets	$864,384	$586,746

Liabilities and shareholders’ equity
Current Liabilities
Deferred revenue	$2,122	$26,366
Due to related parties	78,169	80,251
Other tax payables	14,947	-
Income tax payable	229,152	135,664
Other current liabilities	32,794	23,514
Total current liabilities	357,184	265,795

Total liabilities	$357,184	$265,795

Shareholders’ equity

Common stock ($0.001 par value,100,000,000 shares authorized; 65,830,533 and 65,679,533 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	65,830	65,679
Additional paid in capital	1,437,351	1,347,257
Accumulated deficit	(917,905)	(1,023,818)
Accumulated other comprehensive loss	(78,076)	(68,167)
Total shareholders' equity	507,200	320,951
Total liabilities and shareholders' equity	$864,384	$586,746

See accompanying notes to the consolidated financial statements.

* The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 3).

China Network Media Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in US dollars, except for number of shares)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Third parties	$26,728	$1,062,484	$5,875	$273,823
- Related parties	816,985	174,328	215,344	174,328
	843,713	1,236,812	221,219	448,151
Cost of revenue	179,443	145,669	56,547	44,308

Gross profit	664,270	1,091,143	164,672	403,843

Operating expenses:
Research and development expenses	60,678	25,873	10,665	8,921
Selling and marketing expenses	4,294	1,784	1,134	583
General and administrative expenses	323,091	336,860	52,998	76,208
Total operating expenses	388,063	364,517	64,797	85,712
Income from Operations	276,207	726,626	99,875	318,131

Other income(expenses)	(34,537)	6,858	3,328	25

Net income before income taxes	241,670	733,484	103,203	318,156
Provision for income taxes	113,181	189,193	33,509	61,738
Net income	128,489	544,291	69,694	256,418

Other comprehensive Loss
Foreign currency translation adjustment	(9,909)	(10,844)	(2,213)	(10,116)
Comprehensive Income	$118,580	$533,447	$67,481	$246,302

Basic and diluted earnings per share	$0.002	$0.008	$0.001	$0.004

Weighted-average number of shares outstanding -Basic and diluted	65,770,464	65,540,074	65,830,533	65,604,533

 See accompanying notes to the consolidated financial statements.

China Network Media Inc.

Consolidated Statements of Cash Flows

For the Periods Ended September 30, 2016 and 2015

(Stated in US dollars, except for number of shares)

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$128,489	$544,291
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	7,018	14,429
Issuance of shares to employees and part-time consultants	7,467	21,224
Changes in operating assets and liabilities:
Due from related parties	(697,545)	-
Prepaid expenses and other current assets	(1,313)	19,509
Advance from a customer	-	(16,198)
Deferred revenue	(23,861)	(923,804)
Income tax payable	98,447	23,608
Prepaid taxes and other tax payable	95,295	17,937
Other current liabilities	10,045	(5,028)
Net cash used in operating activities	(375,958)	(304,032)

Cash Flows From Investing Activities
Purchases of property and equipment	(27,146)	(1,731)
Short term loan to a related party	(215,798)	-
Cash repayment from a related party	155,770	-
Short term loan to an unrelated party	-	(129,586)
Cash repayment from an unrelated party	-	129,586
Net cash used in investing activities	(87,174)	(1,731)

Cash Flows From Financing Activities
Contributed from Jiang Wei	60,788	-
Cash proceeds from a related party	67	-
Net cash provided by financing activities	60,855	-
Effect of exchange rate fluctuation on cash and cash equivalents	(6,734)	(20,924)

Net decrease in cash and cash equivalents	(409,011)	(326,687)
Cash and cash equivalents, beginning of the period	482,421	909,922
Cash and cash equivalents, end of the period	$73,410	$583,235

Supplemental disclosure information:
Income taxes paid	$14,734	$165,733

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

As a result of the Contractual Arrangements, under generally accepted accounting principles in the United States, or U.S. GAAP, Science & Technology Media is considered the primary beneficiary of Dalian Tianyi and Science & Technology (Dalian) (“VIEs”).

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

In connection with the closing of the Exchange Agreement, ToftApS, China Network Media Inc. principal shareholder, agreed to cancel its 10,000,000 shares of the common stock that it owned in China Network Media Inc. and to issue 50,000,000 shares to shareholders of Science & Technology Holding, who acquired a majority interest in China Network Media Inc., in October 2012 for the purpose of the reverse acquisition of Science & Technology Media. Additionally, the existing officers and directors from China Network Media Inc. resigned from its board of directors and all officer positions effective immediately after the closing of the reverse merger. Accordingly, China Network Media Inc. appointed Mr. Jiang Wei, the former major shareholder of Science & Technology Holding as the Chairman of the Board and appointed Mr. PengHuiAn, the former major shareholder of Science & Technology Holding as the Chief Executive Officer. The shareholders of Science & Technology Media shareholder were issued common stock of China Network Media Inc. constituting approximately 95.02% of the fully diluted outstanding shares. After the RTO, 52,620,030 common stocks were outstanding.

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

NOTE 2.     GOING CONCERN AND LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $917,905 and $1,023,818 as of September 30, 2016 and December 31, 2015 and net income of $128,489 and $544,291 for the nine months ended September 30, 2016 and 2015, respectively. In addition, the company had a negative cash flow from operating activities for nine months ended September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2017 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The principal sources of liquidity are cash and cash equivalents, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2016, the Company had cash and cash equivalents of approximately $73,410. As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company believes that receivables due from related parties will be collected in near future. Therefore, the cash and cash equivalents combined with proceeds that it expects to generate from operating activities and receivables collected from related parties are sufficient to meet anticipated working capital needs, commitments and capital expenditures over the next twelve months. It may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

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

As of September 30, 2016, the Company has no plan for distribution of retained earnings.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the nine months and three months ended September 30, 2016 and 2015, respectively:

	September 30, 2016	December 31, 2015
	(Unaudited)
Total assets	$820,038	$586,746

Total liabilities	$355,174	$265,795

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$843,713	$1,236,812

Net income	$147,210	$544,291

	For Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$221,219	$448,151

Net income	$69,354	$256,418

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

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2016 and for the nine months and three months periods ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2016, its consolidated results of operations and cash flows for the nine months and three months periods ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses for the nine and three months ended September 30, 2016 and 2015, respectively.

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

The exchange rates used for foreign currency translation were as follows:

	September 30, 2016	December 31, 2015
(US$1 = RMB) Balance sheet items, except for equity accounts	6.6702	6.4917
(US$1 = HKD)
Balance sheet items, except for equity accounts	7.7550	7.7507

	Nine Months Ended September 30,
	2016	2015
(US$1 = RMB) Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.5802	6.1735
(US$1 = HKD) Items in the statements of operations and comprehensive income (loss), and statements of cash flows	7.7638	7.7531

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Translations adjustments resulting from this process are included in accumulated other comprehensive loss in the shareholder’s equity were $78,076 at September 30, 2016 and $68,167 at December 31, 2015, respectively.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 the Company used Level 3 to measure the fair value of the shares that the Company issued to employees and part-time consultants for the service rendered. As the Company’s shares were still not active on OTCBB, no quoted price for those shares.

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

NOTE 5.     EARNINGS PER SHARE

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The Company has no potential dilutive securities as of September 30, 2016.

The following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015, respectively:

	For Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$69,694	$256,418

Weighted average shares used in basic and diluted computation	65,830,533	65,604,533
Earnings per share:
Basic and diluted	$0.001	$0.004

	For Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$128,489	$544,291

Weighted average shares used in basic and diluted computation	65,770,464	65,540,074
Earnings per share:
Basic and diluted	$0.002	$0.008

NOTE 6.     CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and related parties receivables.

The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The related parties receivables are regularly monitored and an impairment analysis is performed at each reporting date based on the payment history and financial position of related parties.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration of customers and suppliers

For the nine months ended September 30, 2016, two customers accounted for 71% and 26% of the Company’s sales, respectively. For the nine months ended September 30, 2015, three customers accounted for 40%, 14% and 14% of the Company’s sales, respectively. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, one customer accounted for 97% of the Company’s sales. For the three months ended September 30, 2015, one customer accounted for 59% of the Company’s sales, respectively. Except for the afore-mentioned customers, there was no other single customer who accounted for more than 10% of the Company’s sales for the three months ended September 30, 2016 and 2015, respectively.

For the nine months and three months ended September 30, 2016 and 2015, there was no supplier who accounted for more than 10% of the Company’s purchases.

As of September 30, 2016 two customers accounted for 61% and 31% of due from related parties. As of December 31, 2015 there was no customer who accounted for more than 10% of the Company’s due from related parties.

NOTE 7.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2016 and December 31, 2015, prepayment and other current assets consist of:

	September 30, 2016	December 31, 2015
	(Unaudited)
Prepayment to advertisement and internet resources providers	$2,705	$3,419
Other current assets	15,528	13,985
	$18,233	$17,404

Prepayment to advertisement and internet resources providers consists of the deposits required by and made to the telecommunication platform operators for using their network services.

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consists of network equipment and servers used for hosting Company’s website and furniture, equipment and computers used in the office.

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Office and other equipment	$116,965	$92,665
Computers	59,451	61,087
Property and equipment, cost	176,416	153,752
Less: accumulated depreciation	(151,027)	(148,067)
Property and equipment, net	$25,389	$5,685

Depreciation expense for the nine months ended September 30, 2016 and 2015 were $7,018 and $14,429, respectively. Depreciation expense for the three months ended September 30, 2016 and 2015 were $3,336 and $2,422, respectively.

NOTE 9.     RELATED PARTY TRANSACTIONS

For the nine and three months periods of September 30, 2016 the Company derived revenue from Science & Technology Network Business (Dalian) Co., Ltd and Science & Technology Healthy Industry (Dalian) Co., Ltd, related companies owned by the Chairman, Mr. Jiang Wei as below:.

	For Nine Months Ended September 30,
	2016	2015
Science & Technology Network Business (Dalian) Co., Ltd	$219,353	$174,328
Science & Technology Healthy Industry (Dalian) Co., Ltd	$597,632	-
Total	$816,985	$174,328

	For Three Months Ended September 30,
	2016	2015
Science & Technology Network Business (Dalian) Co., Ltd	-	$174,328
Science & Technology Healthy Industry (Dalian) Co., Ltd	$215,344	-
Total	$215,344	$174,328

The services that the company provided were the same as they provide to third parties. And the price was established according to the company’s principle which consists with third parties.

For the nine and three months of September 30, 2016 the Company paid Science & Technology Network Business (Dalian) Co., Ltd $30,598 and $0 for the website upgrading.

At September 30, 2016 and December 31, 2015 the Company had balances due from (due to) related parties as below:

	September 30,	December 31,
	2016	2015
Due from related parties
Science & Technology Network Business (Dalian) Co., Ltd.	$229,378	-
Science & Technology Healthy Industry (Dalian) Co., Ltd.	$458,756	-

These receivables were for the services the Company provided to these two related party companies. $229,378 due from Science & Technology Network Business (Dalian) Co., Ltd. has been collected subsequently till the filing of this report, and $229,378 due from Science & Technology Healthy Industry (Dalian) Co., Ltd. has been collected subsequently till the filing of this report.

	September 30,	December 31,
	2016	2015
Due from related parties
Science & Technology Healthy Industry (Dalian) Co., Ltd.	$59,218	-

This receivable was due on demand, non-interest bearing and has no maturity date. All of this amount has been collected subsequently till the filing of this document.

	September 30,	December 31,
	2016	2015
Due to related parties
Xie He Si Decoration Co., Ltd.	$78,169	$80,251

This payable is due on demand, is non-interest bearing and has no maturity date.

NOTE 10.     DEFERRED REVENUE

Deferred revenue represents customer payments made in advance for membership contracts while services have not been fully provided. Membership contracts are typically billed on full basis in advance and revenue is recognized ratably over the membership period.

As of September 30, 2016 and December 31, 2015, deferred revenue consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Deferred revenue, current	$2,122	$26,366

NOTE 11.     OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Payroll payable	$21,675	$21,736
Other payable	11,119	1,778
Total	$32,794	$23,514

NOTE 12.        TAXATION

A)	Income Tax

Science & Technology Trading and our combined VIEs are established in Dalian, Province, PRC, and governed by the Income Tax Law of the PRC concerning privately-held enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2016 and 2015.

The effective tax rate for the Company for the nine months ended September 30, 2016 and 2015 was 47% and 26% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For Nine Months Ended September 30,
	2016	2015
	Unaudited	Unaudited
US federal rate	34%	34%
Taxable income	241,670	733,484
Computed expected income tax expense	(82,168)	(249,385)
Reconciliation items:
Rate differential for domestic earnings	21,750	66,014
Non-deductible expenses	(275)	(219)
Valuation allowance on deferred tax assets	(52,488)	(5,603)
Effective income tax expense	$(113,181)	$(189,193)

The effective tax rate for the Company for the three months ended September 30, 2016 and 2015 was 32% and 19% respectively.

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For Three Months Ended September 30,
	2016	2015
	Unaudited	Unaudited
US federal rate	34%	34%
Taxable income	103,203	318,156
Computed expected income tax expense	(35,089)	(108,173)
Reconciliation items:
Rate differential for domestic earnings	9,288	28,634
Non-deductible expenses	2	(20)
Valuation allowance on deferred tax assets	(7,710)	(17,821)
Effective income tax expense	$(33,509)	$(61,738)

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of September 30, 2016, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets which consisted of tax loss carry-forwards, which can be carried forward to offset future taxable income for five years from the year the loss occurred. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of September 30, 2016 and December 31, 2015.

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

NOTE 13.     STATUTORY RESERVES

As stipulated by the laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. The Company can use the statutory surplus reserve to offset deficits, expand its plant or increase capital when and only when the reserve balance exceeds 50% of the registered capital, and the amount capitalized should be limited to 50% of the statutory surplus reserve. The Company appropriated statutory surplus of $22,576 and $0 as of September 30, 2016 and December 31, 2015, respectively.

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

NOTE 15.     COMMITMENTS

The Company’s operating lease commitment as of September 30, 2016 and December 31, 2015 were $22,675 and $17,121, respectively. The unpaid contract amount is expected to be paid in one year.

NOTE 16.     SUBSEQUENT EVENTS

Except disclosed in Note 9, there were no any significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

•	Build brand image through multiple languages online magazines, online corporate multimedia advertisement, executives’ interviews, institutional alliances and flexible membership package that are tailored to each business’ needs.

•	Showcase products to the public, through our customer-made corporate and factory facilities online show room;

•	Develop intelligent leisure retirement industry through building a unique international intelligent technology health leisure endowment industrial district including residential area, holiday resort, spa area etc. ;

•	Develop an e-commercial platform to combine the online sales business with above intelligent leisure district and all the branches over the world to provide elderly products and also exclusive products provided by our agents;

•	Host product purchase for businesses and end-users;

•	Publish job openings and seek talents for corporate clients; and

•	Post corporate blogs;

We currently derive a substantial portion of our revenues from online advertising services. Our advertising solutions present corporate users with attractive opportunities to combine the visual impact of traditional television-like multimedia advertisements and online magazines with the interactivity and precise targeting capabilities of the Internet.

In 2016, we updated our website, in order to provide a docking port to e-commercial platforms. After the revision, we can derive part of our revenues from providing advertisement and also receive commission for the services we provided to those e-commercial platforms. We invested in an electronic commerce platform in 2016 in order to derive online sales business with our accumulated users’ database.

Critical Accounting Policies and Management Estimates

Please refer to Financial Statements Note 4.

Results of Operations

Comparison for the Three Months Ended September 30, 2016 and 2015

The following table shows key components of the results of operations during three months ended September 30, 2016 and 2015:

	For Three Months Ended September 30,		Change of Amount	Change of %
	2016	2015
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$5,875	$273,823	$(267,948)	(98)%
- Related parties	215,344	174,328	41,016	24%
	221,219	448,151	(226,932)	(51)%

Cost of revenue	56,547	44,308	12,239	28%

Gross profit	164,672	403,843	(239,171)	(59)%

Operating expenses:
Research and development expenses	10,655	8,921	1,744	20%
Selling and marketing expenses	1,134	583	551	95%
General and administrative expenses	52,998	76,208	(23,210)	(30)%
Total operating expenses	64,797	85,712	(20,915)	(24)%
Income from Operations	99,875	318,131	(218,256)	(69)%

Other income	3,328	25	3,303	13,212%

Net income before income taxes	103,203	318,156	(214,953)	(68)%
Provision for income taxes	33,509	61,738	(28,229)	(46)%
Net income	69,694	256,418	(186,724)	(73)%

Other comprehensive loss
Foreign currency translation adjustment	(2,213)	(10,116)	7,903	78%
Comprehensive income	$67,481	$246,302	$(178,821)	(73)%

Revenue

Total revenue was $221,219 for three months ended September 30, 2016, compared to $448,151 for the corresponding period in 2015. The decrease in total revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $226,932 or 51%. The decrease was mainly due to decreases in online revenue from third parties in 2016.

Costs and Expenses

Cost of revenue

Total cost of revenues was $56,547 for the three months ended September 30, 2016, compared to $44,308 for the corresponding period in 2015. The increase in cost of revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $12,239, or 28%. The main increase in cost of revenues was mainly a result of increase in labor cost due to more employees hired for our platform maintenance after our platform was updated in the first half year.

Operating Expenses

Total operating expenses were $64,797 for the three months ended September 30, 2016, compared to $85,712 for the corresponding period in 2015. The decrease in operating expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $20,915, or 24%. The decrease was mainly due to decrease of general and administrative expenses of $23,210 offsetting by increase of research and development expenses of $1,744, and selling expenses of $551.

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

Research and development expenses were $10,655 for the three months ended September 30, 2016, compared to $8,921 for the corresponding period in 2015. The increase in research and development expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $1,744, or 20%. The increase was mainly related to increase in salary and benefits expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $1,134 for the three months ended September 30, 2016, compared to $583 for the corresponding period in 2015. The increase in selling and marketing expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $551, or 95%.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $52,998 for the three months ended September 30, 2016, compared to $76,208 for the corresponding period in 2015. The decrease in general and administrative expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 was $23,210, or 30%. The decreases were mainly due to a decrease of salary and benefit expenses.

Income from Operations

As a result of the foregoing, our operating income was $99,875 for the three months ended September 30, 2016, compared to income of $318,131 for the three months ended September 30, 2015.

Other Income

Other income was $3,328 for the three months ended September 30, 2016, compared to $25 for the corresponding period in 2015. The increase of other income was mainly derived from subsidy income in 2016.

Income Tax Expense

Income tax expense was $33,509 for the three months ended September 30, 2016, compared to $61,738 for the three months ended September 30, 2015.

Net Income

For the three months ended September 30, 2016, we had net income of $69,694, compared to $256,418 for the three months ended September 30, 2015.

Comparison for the Nine Months Ended September 30, 2016 and 2015

The following table shows key components of the results of operations during nine months ended September 30, 2016 and 2015:

	For Nine Months Ended September 30,		Change of Amount	Change of %
	2016	2015
	(Unaudited)	(Unaudited)
Revenue
- Third parties	$26,728	$1,062,484	$(1,035,756)	(97)%
- Related parties	816,985	174,328	642,657	369%
	843,713	1,236,812	(393,099)	(32)%
Cost of revenue	179,443	145,669	33,774	23%
Gross profit	664,270	1,091,143	(426,873)	(39)%
Operating expenses:
Research and development expenses	60,678	25,873	34,805	135%
Selling and marketing expenses	4,294	1,784	2,510	141%
General and administrative expenses	323,091	336,860	(13,769)	(4)%
Total operating expenses	388,063	364,517	23,546	6%
Income from Operations	276,207	726,626	(450,419)	(62)%
Other income (expenses)	(34,537)	6,858	(41,395)	(604)%
Net income before income taxes	241,670	733,484	(491,814)	(67)%
Provision for income taxes	113,181	189,193	(76,012)	(40)%
Net income	128,489	544,291	(415,802)	(76)%
Other comprehensive loss
Foreign currency translation adjustment	(9,909)	(10,844)	935	9%
Comprehensive income	$118,580	$533,447	$(414,867)	(78)%

Revenue

Total revenues were $843,713 for nine months ended September 30, 2016, compared to $1,236,812 for the corresponding period in 2015. The decrease in total revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $393,099 or 32%. The decrease was mainly attributable to the decreases in online members in 2016.

Costs and Expenses

Cost of revenue

Total cost of revenues was $179,443 for the nine months ended September 30, 2016, compared to $145,669 for the corresponding period in 2015. The increase in cost of revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $33,774, or 23%. The main increase in cost of revenues was mainly a result of increase in labor cost due to more employees hired for our platform maintenance.

Operating Expenses

Total operating expenses were $388,063 for the nine months ended September 30, 2016, compared to $364,517 for the corresponding period in 2015. The increase in operating expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $23,546 or 6%. The increase was mainly attributable to increase of research and development expenses of $34,805, increase of selling expenses of $2,510 and offsetting by decrease of general and administrative expenses of $13,769.

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

Research and development expenses were $60,678 for the nine months ended September 30, 2016, compared to $25,873 for the corresponding period in 2015. The increase in research and development expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $34,805, or 135%. The increase was mainly due to our enhancement of our websites and labor cost.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Selling and marketing expenses were $4,294 for the nine months ended September 30, 2016, compared to $1,784 for the corresponding period in 2015. The increase in selling and marketing expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $2,510, or 141%. The increase was mainly contributed by increase in staff cost.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and website hosting service fee, and office rental expenses.

General and administrative expenses were $323,091 for the nine months ended September 30, 2016, compared to $336,860 for the corresponding period in 2015. The decrease in general and administrative expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was $13,769, or 4%. The decreases were mainly due to a decrease of share base payment of $13,757 and a $12 decrease in miscellaneous fee.

Income from Operations

As a result of the foregoing, our operating income was $276,207 for the nine months ended September 30, 2016, compared to $726,626 for the nine months ended September 30, 2015.

Other Income (expenses)

Other expenses was $34,537 for the nine months ended September 30, 2016, compared to other income of $6,858 for the corresponding period in 2015.  The other expenses in 2016 were mainly due to the non-refundable business tax recognized as expenses.

Income Tax Expense

Income tax expense was $113,181 for the nine months ended September 30, 2016, compared to $189,193 for the nine months ended September 30, 2015.

Net Income

For the nine months ended September 30, 2016, we had net income of $128,489, compared to $544,291 for the nine months ended September 30, 2015.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has limited revenue and has accumulated deficit of $917,905 and $1,023,818 as of September 30, 2016 and December 31, 2015 and net income of $128,489 and $544,291 for the nine months ended September 30, 2016 and 2015, respectively. In addition, the company had a negative cash flow from operating activities for nine months ended September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to fund continuing operations through new financing from related parties and equity financing arrangements. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until 2016 when it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, loans from shareholders, as well as the cash flows generated from our operations.

As of September 30, 2016, the Company had cash and cash equivalents of approximately $73,410. As of December 31, 2015, the Company had cash and cash equivalents of approximately $482,421. Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

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

Our cash flows were summarized below:

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(375,958)	$(304,032)
Net cash used in investing activities	(87,174)	(1,731)
Net cash provided by financing activities	60,855	-
Effect of exchange rate change on cash and cash equivalents	(6,734)	(20,924)
Net decrease in cash and cash equivalents	(409,011)	(326,687)
Cash and cash equivalents at beginning of period	482,421	909,922
Cash and cash equivalents at end of period	$73,410	$583,235

Net Cash Used in Operating Activities

For the nine months ended September 30, 2016, $375,958 net cash used in operating activities was primarily attributable to our net income of $128,489 adjusted by non-cash items of depreciation of $7,018 and $7,467 issuance of shares to employees and part-time consultants, due from related parties increased by $697,545, deferred revenue decreased by $23,861, prepaid expenses increased by $1,313, income tax payable increased by $98,447, other tax payable increased by $95,295 and other liabilities increased by $10,045.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities of $87,174 was due to the purchase of new office equipment of $27,146 and short-term loan to a related party of 215,798, offsetting by cash repayment from an unrelated party of $155,770.

For the nine months ended September 30, 2015, net cash used in investing activities was $1,731 due to the purchase of new office equipment.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities of $60,855 was mainly the result of the proceeds from Mr. Jiang Wei, a shareholder of the Company.

For the nine months ended September 30, 2015, net cash provided by financing activities was $nil.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2016 and December 31, 2015, we had lease agreements for the principal offices with commitment amount of $22,675 and $17,121, respectively. The unpaid contract amount is expected to be paid in one year. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

Impact of Recently Issued Accounting Standards

Please refer to Financial Statements Note 4.

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

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended September 30, 2016.

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

CHINA NETWORK MEDIA, INC.

Dated: November 14, 2016	By:	/s/ HuiAn Peng
HuiAn Peng
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

